Form 10-QT
period 2020-06-30
Carriage House Event Center, Inc.
filed 2020-08-19
CIK 1798458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2020 to June 30, 2020

Commission File No. 333-236117

CARRIAGE HOUSE EVENT CENTER, INC.

(Exact name of the small business issuer as specified in its charter)

Colorado

(State of either jurisdiction of

Incorporation or Organization)

6521 Ocaso Drive

Castle Pines, CO 80108

(Address of principal executive offices)

303-730-7939

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at June 30, 2020 was 4,150,000.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

CARRIAGE HOUSE EVENT CENTER, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc. Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,672	$32,688
Total current assets	6,672	32,688

Total assets	$6,672	$32,688

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$-	$-
Related party debt	83,500	-
Current liabilities	83,500	-
Related party debt – long term	9,000	103,500
Total liabilities	92,500	103,500

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,150,000 shares issued and outstanding	4,150	4,150
Accumulated deficit	(89,978)	(74,962)
Total Stockholders’ Deficit	(85,828)	(70,812)

Total Liabilities and Stockholders’ Deficit	$6,672	$32,688

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc. Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Expenses:
General and administrative	$300	$4,515	$15,016	$8,015
Total operating expenses	300	4,515	15,016	8,015

Loss before provision for income taxes	(300)	(4,515)	(15,016)	(8,015)

Provision for income taxes	-	-	-	-

Net loss	$(300)	$(4,515)	$(15,016)	$(8,015)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,150,000	4,150,000	4,150,000	4,150,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc. Statements of Stockholders’ Deficit For the Six Months Ended June 30, 2019 and 2020 (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2018	4,150,000	$4,150	$(37,079)	$(32,929)
Net loss	—	—	(3,500)	(3,500)
Balance, March 31, 2019	4,150,000	4,150	(40,579)	(36,429)
Net loss	—	—	(4,515)	(4,515)
Balance, June 30, 2019	4,150,000	$4,150	$(45,094)	$(40,944)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2019	4,150,000	$4,150	$(74,962)	$(70,812)
Net loss	—	—	(14,716)	(14,716)
Balance, March 31, 2020	4,150,000	4,150	(89,678)	(85,528)
Net loss	—	—	(300)	(300)
Balance, June 30, 2020	4,150,000	$4,150	$(89,978)	$(85,828)

See accompanying notes to these unaudited condensed consolidated financial statements

Carriage House Event Center, Inc. Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,016)	$(8,015)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(15,016)	(8,015)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments on related party loan	(11,000)	—
Net cash used by financing activities	(11,000)	—

Net change in cash	(26,016)	(8,015)
Cash at beginning of period	32,688	8,571
Cash at end of period	$6,672	$556

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Carriage House Events Center, Inc. (the “Company” or “We”) were incorporated under the laws of the State Colorado on June 26, 2010. The Company is developing its planned principal operations.

A new corporation Blue Carriage Events, Inc. (“Blue Carriage”) was formed under the laws of the State of Colorado in September 2018. Blue Carriage issued the Company 100 shares and is a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s S-1 offering memorandum, which became effective by the SEC on May 8, 2020.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc. and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2019 and the six months ended June 30, 2020 Blue Carriage has had no transactions and has no bank account.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary” and is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its consolidated financial statement and disclosures.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through June 30, 2020, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 Pandemic has had a dramatic effect on the wedding business in America and on the plans for the Company. According to “The Wedding Report,” of July 29, 2020, the COVID-19 Pandemic has had an enormous effect on the wedding business in 2020.

However, those that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. So many of the weddings that are going ahead, are doing so in a situation involving far less guests, and held in such places as a back yard. While weddings are a major part of the business of an event center, other meetings such as corporate functions have almost all been cancelled.

Our company is based heavily on an event center, and thus on meetings of 50 to 1000 people, the progress of the company has been dramatically curtailed in a number of ways. First, in the raising of capital through investors in our public offering and in additional private capital. Second, in advancing our business plan in a number of areas, including getting the interest of companies that might be interested in participating in our overall concept.

There is no way of knowing when the COVID-19 pandemic will subside and allow public meetings. If the pandemic does not subside quickly, the Company may have to change directions.

NOTE 4 – RELATED PARTY DEBT

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco (the “Holder”) is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the principal shareholder of the Company. Terry Ray (the “Holder”) is the principal shareholder of the Company.

During the six months ended June 30, 2020, the Company repaid Terry Ray a total of $11,000, which paid off one note in the amount of $5,000 and a second note for $1,000 and paid $5,000 towards the note of $14,000 leaving a balance of $9,000 which was turned into a new promissory note.

As of June 30, 2020 and December 31, 2019, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $92,500 and $103,500, respectively.

The following table summarizes the issue period of each outstanding note as of June 30, 2020.

		June 30, 2020
December 31, 2012	Terayco	$7,000
December 31, 2014	Terayco	14,000
December 31, 2015	Terayco	5,500
December 31, 2019	A. Terry Ray	57,000
June 30, 2020	A. Terry Ray	9,000
Total Related Party Debt		$92,500

All Promissory Notes mature on December 31, 2020 except for the new note in 2020, which matures on December 31, 2021.

The details of each note by the year of issue is as follows:

2012:

● A convertible promissory note was issued to Terayco on December 31, 2012 in the amount of $7,000.

The Note was amended December 31, 2013

At the time of issue, the terms of the Note were it matured two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon was due and payable by the Company. The Note is interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment

The Note becomes due and payable immediately upon the failure by the Company to pay within five (5) days of the due date of any amount of the principal or accrued interest on the Note

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Company. The Holder of the Note must give ten (10) days advanced written notice to the Company of its intention to convert the Note, unless agreed to otherwise by the parties. The number of shares issuable upon any optional conversion hereunder, whether the entire Note or any part thereof, shall be equal to that number of shares of common stock of the Company that results from dividing the amount of the Note to be converted by $0.01 per share, unless agreed to otherwise by the Note Holder and the Board of Directors of the Company.

At the time of issue, the terms of the Note were it matured two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon was due and payable by the Company. The Note is interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

At December 31, 2013 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $7,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued February 15, 2014 (note 5).

The note was further amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020

11

2014:

● A convertible promissory note was issued to Terayco on December 31, 2014 in the amount of $14,000.

At the time of issue, the terms of the Note were it matured two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon is due and payable by the Company. The Note is interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment.

The Note becomes due and payable immediately upon the failure by the Company to pay within five (5) days of the due date of any amount of the principal or accrued interest on the Note.

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Company. The Holder of the Note must give ten (10) days advanced written notice to the Company of its intention to convert the Note, unless agreed to otherwise by the parties. The number of shares issuable upon any optional conversion hereunder, whether the entire Note or any part thereof, shall be equal to that number of shares of common stock of the Company that results from dividing the amount of the Note to be converted by $0.01 per share, unless agreed to otherwise by the Note Holder and the Board of Directors of the Company

At December 31, 2015 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issue on January 10, 2016 (note 5).

The note was further amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

2015:

● A promissory note was issued to A. Terry Ray on June 22, 2015 in the amount of $1,000

The note matures December 31, 2018. The note is interest free until December 31, 2018 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The note matures December 31, 2018. The note is interest free until December 31, 2018 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment.

The note was amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020. This Note was paid in full on April 1, 2020.

● A promissory note was issued to Terayco on July 23, 2015 in the amount of $5,500

The note matures December 31, 2018. The note is interest free until December 31, 2018 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. The note was amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

12

2017:

● A promissory note was issued to Terayco on December 31, 2017 in the amount of $300.

The note matures December 31, 2019. The note is interest free until December 31, 2019 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. This note was repaid to Terayco on November 20, 2018

2018:

● A promissory note was issued to Terayco on February 26, 2018 in the amount of $350.

The note matures December 31, 2019. The note is interest free until December 31, 2019 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. This note was repaid to Terayco on November 20, 2018.

● A promissory note was issued to A. Terry Ray on September 11, 2018 in the amount of $14,000.

The note matures December 31, 2019. The note is interest free until December 31, 2019 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly a nd becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. The note was amended at December 31, 2019 to extend the maturity date and the interest date to December 31, 2020

On April 1, 2020, the Company paid A. Terry Ray an amount of $$5,000 toward payment of this note leaving a balance due of $9,000. This note was marked Pain in Full and a new note was made for the amount of $9,000 dated April 1, 2020.

2019:

● A promissory note was issued to A. Terry Ray on July 2, 2019 in the amount of $5,000

The note matures December 31, 2020. The note is interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date. The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. This note was pain in full on January 27, 2020.

● A promissory note was issued to A. Terry, the Company President, on September 10, 2019 in the amount of $33,000.

The note matures December 31, 2020. The note is interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date. The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment

● A promissory note was issued to A. Terry Ray on December 23, 2019 in the amount of $24,000.

The note matures December 31, 2020. The note is interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment.

● A promissory note was issued to A. Terry Ray, the Company President, on April 1, 2020, in the amount of $9,000.

This note replaces the note of September 11, 2018 in the amount of $14,000 of which $5,000 was repaid.

The following table summarizes the issue period of each outstanding note as of June 30, 2020

Note #2	December 31, 2012	$7,000	Terayco International
Note #3	December 31, 2014	$14,000	Terayco International
Note #5	July 15, 2015	$5,500	Terayco International
Note #10	September 10, 2019	$33,000	Terry Ray
Note #11	November 23, 2020	$24,000	Terry Ray
Note #12	April 1, 2020	$9,000	Terry Ray
	TOTAL	$92,500

In the first six month of 2020, the Company repaid a total of $11,000 toward the repayment of promissory notes to a related party. (A. Terry Ray, the president of the Company)

Note 5 — Other Related Party Transactions

During the six months ended June 30, 2020 and 2019, the Company paid a total of $4,000 and $3,200, respectively, to related parties for consulting fees.

The Company had retained American Business Institute to do research over the years.

American Business Institute is a Colorado corporation controlled by Darin Ray who is the son of our President, A. Terry Ray.

From 2012 through June 30, 2020, the Company paid American Business Institute a total of $43,380 for consulting services.

Related party compensation

(See related party Transactions)

Due to related party

As of June 30,2020 the Company owed related parties $92,500 and as December 31, 2019 the Company owed related parties $103,500.

Note 6 — Stockholder Equity

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,150,000 shares issued and outstanding.

There are 5,000,000 shares of Preferred stock authorized, none of which is issued and outstanding.

The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock, which may be authorized and issued in the future. Upon a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to receive ratably the net assets available after the payment of all debts and other liabilities, and subject further only to the prior rights of any outstanding Preferred Stock which may be authorized and issued in the future.

The holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of Common Stock are, and the shares offered herein will be, when issued and paid for, fully paid and non-assessable. Cumulative voting in the election of directors is not permitted and the holders of a majority of the number of outstanding shares will be in a position to control the election of directors at a general shareholder meeting and may elect all of the directors standing for election. We have no present intention to pay cash dividends to the holders of Common Stock.

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.010 per share for a total of $100,000. The Registration Statement became effective on May 8, 2020. Through June 30, 2020, the Company had not sold any shares of common stock on the offering.

As of the date of this filing, the Company had sold 241,000 shares of common stock at $0.10 per share for gross proceeds of $26,300. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement

As of December 31, 2019 and June 30, 2020, the Company had 4 shareholders

Note 7 — Discontinued Operations

The has been no discontinued operations to date.

Accounts payable

As of December 31, 2019, the Company owed B.F. Borges, the Companies auditor, a balance of 5,940.00 for the 2019 audits. This amount was paid on January 27, 2020.

As of June 30, 2020, the Company had no accounts payables.

Note 8 — Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 6521 Ocaso Drive, Castle Pines, Colorado, 80108 Telephone 303-730-7939.

The Company was formed for the purpose of researching and developing a concept of an Event Center with many additional associated businesses on the grounds of the Event Center.

We have not generated revenue to date. Our operations since 2010 to date has consisted of extense research of our concept and filing an S-1 registration statement.

Our independent accountants have expressed a “going concern” opinion.

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.010 per share for a total of $100,000. The Registration Statement became effective on May 8, 2020. Through June 30, 2020, the Company had not sold any shares of common stock on the offering.

As of the date of this filing, the Company had sold 241,000 shares of common stock at $0.10 per share for gross proceeds of $26,300.. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

The covid-19 Pandemic has had a dramatic effect on the progress of the company in raising the funds needed snf making progress on our business plan. the wedding corporate and other meetings have practically come to a standstill for the time being, thus as has the Event Center business.

As an example, the wedding event business which is a major business for an event center.

According to “The Wedding Report,” of July 29, 2020, the covid-19 Pandemic has had an enormous effect on the wedding business in 2020.

1.	26% of couples are postponing to later in 2020, most of these are coming from April and May, but also seeing August and September weddings postponing to later in 2020.
2.	26.5% are moving to 2021, these are still from April to December
3	5.5% are cancelling altogether, most these are coming from April to June
4.	42% are holding their current date

However, those that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. So many of the weddings that are going ahead, are doing so in a situation involving far less guests, and held in such places as a back yard. While weddings are a major part of the business of an event center, other meetings such as corporate functions have almost all been cancelled.

There is no way of knowing when the covid-19 pandemic will subside and allow public meetings.

Our company is based heavily on an event center, and thus on meetings of 50 to 1000 people, the progress of the company has been dramatically curtailed in a number of ways. First, in the raising of capital through investors in our public offering and in additional private capital. Second in advancing our business plan in a number of areas, including getting the interest of companies that might be interested in participating in our our overall concept.

If the pandemic does not subside quickly, the Company may have to change directions.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period

Accounts receivable

The company has had no accounts receivable from inception to date.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Results of Operations for the Three months Ended June 30, 2020 compared to the Three Months June 30, 2019.

The Company has not generated any revenue since inception.

General and administrative expenses during the three months ended June 30, 2020, were $300 compared to $4,515 during the three months ended June 30, 2019, a decrease of $4,215. During the prior year we had audit and consulting expense that we did not incur in the current period.

Our net loss for the three months ended June 30, 2020, was $300 compared to $4,515 for the three months ended June 30, 2019

Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The Company has not generated any revenue since inception.

General and administrative expenses during the six months ended June 30, 2020, were $15,016 compared to $8,015 during the six months ended June 30, 2019, an increase of $7,001. The increase in operating expenses during the six months ended June 30, 2020, compared with the same period during 2019 was primarily due to the expenses incurred in preparing the S-1 Offering Memorandum.

Our net loss for the six months ended June 30, 2020, was $15,016 compared to $8,015 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of $6,672, a decrease of $26,016 from a balance of $32,688 at June 30, 2019. The decrease during the six months ended June 30, 2020, was the result of partial net cash used for operations and expenses incurred in the preparation of the S-1 filing and the repayment of related party debt.

Operating Activities

Net cash used in operating activities was $15,016 during the six months ended June 30, 2020, compared with $8,015 used in operating activities during the six months ended June 30, 2019.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2020 and 2019

Financing Activities

Cash flows used by financing activities were $11,000 and $0 during the six months ended June 30, 2020 and 2019, respectively. During the current period we repaid $11,000 of related party loans.

Going Concern

As of June 30, 2020, we had an accumulated deficit of $89,978 and a net working capital deficit of $85,828.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $85,828 with an accumulated deficit of $89,987. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2020 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT CENTER, INC.

Date: August 19, 2020	/s/ A. Terry Ray
A. Terry Ray, President and CEO (Principal Executive Officer)

Date: August 19, 2020	/s/ A. Terry Ray
A. Terry Ray (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

