Form 10-QT
period 2020-09-30
Carriage House Event Center, Inc.
filed 2020-11-18
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2020 to September 30, 2020

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 30, 2020 was 4,450,000.

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

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3 -11-Financial Statements of an Inactive Registrant” (“Section 210.3 -11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$19,577	$32,688
Total current assets	19,577	32,688

Total assets	$19,577	$32,688

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$-	$-
Related party debt	81,500	-
Current liabilities	81,500	-
Related party debt – long term	-	103,500
Total liabilities	81,500	103,500

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,450,000 and 4,150,000 shares issued and outstanding, respectively	4,450	4,150
Additional paid in capital	29,700	-
Accumulated deficit	(96,073)	(74,962)
Total Stockholders’ Deficit	(61,923)	(70,812)

Total Liabilities and Stockholders’ Deficit	$19,577	$32,688

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September30,		September30,
	2020	2019	2020	2019
Expenses:
General and administrative	$6,095	$12,725	$21,111	$20,740
Total operating expenses	6,095	12,725	21,111	20,740

Loss before provision for income taxes	(6,095)	(12,725)	(21,111)	(20,740)

Provision for income taxes	-	-	-	-

Net loss	$(6,095)	$(12,725)	$(21,111)	$(20,740)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,335,217	4,150,000	4,211,964	4,150,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2019 and 2020
(unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, December 31, 2018	4,150,000	$4,150	$(37,079)	$(32,929)
Net loss	—	—	(3,500)	(3,500)
Balance, March 31, 2019	4,150,000	4,150	(40,579)	(36,429)
Net loss	—	—	(4,515)	(4,515)
Balance, June 30, 2019	4,150,000	4,150	(45,094)	(40,944)
Net loss	—	—	(12,725)	(12,725)
Balance, September 30, 2019	4,150,000	$4,150	$(57,819)	$(53,669)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2019	4,150,000	$4,150	$—	$(74,962)	$(70,812)
Net loss	—	—	—	(14,716)	(14,716)
Balance, March 31, 2020	4,150,000	4,150	—	(89,678)	(85,528)
Net loss	—	—		(300)	(300)
Balance, June 30, 2020	4,150,000	4,150	—	(89,978)	(85,828)
Common stock sold for cash	300,000	300	29,700	—	30,000
Net loss	—	—		(6,095)	(6,095)
Balance, September 30, 2020	4,450,000	$4,450	$29,700	$(96,073)	$(61,923)

See accompanying notes to these unaudited condensed consolidated financial statements

Carriage House Event Center, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,111)	$(20,740)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(21,111)	(20,740)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	30,000	—
Payments on related party loan	(22,000)	—
Proceeds from related party loans	—	38,000
Net cash provided by financing activities	8,000	38,000

Net change in cash	(13,111)	17,260
Cash at beginning of period	32,688	8,571
Cash at end of period	$19,577	$25,831

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2020

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc. and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2019 and the nine months ended September 30, 2020 Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through September 30, 2020, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 Pandemic has had a dramatic effect on the operations of the Company. The Event Center business has come to a complete standstill because of rules against gatherings in most cities and states. It has become impossible for the Company to continue with its proposed business plan and to raise the additional funding to construct the event centeras outlined in the Company business plan.

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

The officers of the Company have started to explore alternative business plans for the Company, which could include seeking a buyer for the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

During the three months of July-September, the Company repaid Terry Ray a total of $11,000, which paid off one note of $9,000 and paid $2,000 toward another note.

As of September 30, 2020 and December 31, 2019, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $81,500 and $103,500, respectively.

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

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. The note was amended at December 31, 2019 to extend the maturity date and the interest date to December 31, 2020

On April 1, 2020, the Company paid A. Terry Ray an amount of $5,000 toward payment of this note leaving a balance due of $9,000. This note was marked Paid in Full and a new note was made for the amount of $9,000 dated April 1, 2020.

2019:

●	A promissory note was issued to A. Terry Ray on July 2, 2019 in the amount of $5,000

The note matures December 31, 2020. The note is interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date. The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. This note was paid in full on January 27, 2020.

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

$2,000 was repaid toward this note in the third quarter of 2020, leaving a balance of $22,000.

●	A promissory note was issued to A. Terry Ray, the Company President, on April 1, 2020, in the amount of $9,000.

This note replaces the note of September 11, 2018 in the amount of $14,000 of which $5,000 was repaid. The note in the amount of $9,000 was paid off in the third quarter of 2020.

The following table summarizes the issue period of each outstanding note as of:

		September 30,	December 31,
		2020	2019
Note #2	December 31, 2012	$7,000	$7,000	Terayco International
Note #3	December 31, 2014	$14,000	$14,000	Terayco International
Note #5	July 15, 2015	$5,500	$6,500	Terayco International
Note #10	September 10, 2019	$33,000	$33,000	Terry Ray
Note #11	November 23, 2020	$22,000	$24,000	Terry Ray
Note #12	April 1, 2020	$-	$19,000	Terry Ray
	TOTAL	$81,500	$103,500

Other Related Party Transactions

During the nine months ended September 30, 2020 and 2019, the Company paid a total of $7,000 and $3,200, respectively, to American Business Institute for consulting fees. American Business Institute is a Colorado corporation is controlled by Darin Ray who is the son of our President, A. Terry Ray.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at the end of September 30, 2020.

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

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.10 per share for a total of $100,000. The Registration Statement became effective on May 8, 2020.

During the nine months ended September 30, 2020, the Company sold 300,000 shares of common stock at $0.10 per share for gross proceeds of $30,000. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

NOTE 6 — SUBSEQUENT EVENTS

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

We have not generated revenue to date. Our operations since 2010 to date has consisted of extensive research of our concept and filing an S-1 registration statement.

Our independent accountants have expressed a “going concern” opinion.

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.10 per share for a total of $100,000. The Registration Statement became effective on May 8, 2020.

As of the date of this filing, the Company had sold 300,000 shares of common stock at $0.10 per share for gross proceeds of $30,000. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company.As of September 30, 2020, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 sharesor 6.7% As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

Results of Operations for the Three months Ended September 30, 2020 compared to the Three Months September 30, 2019.

The Company has not generated any revenue since inception.

General and administrative expenses during the three months ended September 30, 2020, were $6,095 compared to $12,725 during the three months ended September 30, 2019, a decrease of $6,630. During the prior year we had audit and consulting expense that we did not incur in the current period.

Our net loss for the three months ended September 30, 2020, was $6,095 compared to $12,725 for the three months ended September 30, 2019

Results of Operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The Company has not generated any revenue since inception.

General and administrative expenses during the nine months ended September 30, 2020, were $21,111 compared to $20,740 during the nine months ended September 30, 2019, an increase of $371. The increase in operating expenses during the nine months ended September 30, 2020, compared with the same period during 2019 was primarily due to the expenses incurred in preparing the S-1 Offering Memorandum.

Our net loss for the nine months ended September 30, 2020, was $21,111 compared to $20,740 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance of $19,577, a decrease of $13,111 from a balance of $32,688 atDecember 31, 2019. The decrease during the nine months ended September 30, 2020, was the result of partial net cash used for operations and expenses incurred in the preparation of the S-1 filing and the repayment of related party debt.

Operating Activities

Net cash used in operating activities was $21,111for the nine months ended September 30, 2020, compared with $20,740 used for operating activities during the nine months ended September 30, 2019.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2020 and 2019

Financing Activities

During the nine months ended September 30, 2020, we received $30,000 from the sale of our common stock and repaid $22,000 on our related party loans, for net cash received from financing activity of $8,000.During the nine months ended September 30, 2019, we received $38,000 from related party loans.

Going Concern

As of September 30, 2020, we had an accumulated deficit of $96,073 and a net working capital deficit of $61,923.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $61,923 with an accumulated deficit of $96,073. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2020 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: November 17, 2020	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer)

Date: November 17, 2020	/s/ A. Terry Ray
A. Terry Ray
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002