Form 10-Q
period 2020-06-30
Carriage House Event Center, Inc.
filed 2021-01-28
CIK 1798458

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
Incorporation or Organization?

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

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expenses:
General and administrative	$300	$4,515	$15,016	$8,015
Total operating expenses	300	4,515	15,016	8,015

Loss before provision for income taxes	(300)	(4,515)	(15,016)	(8,015)

Provision for income taxes	-	-	-	-

Net loss	$(300)	$(4,515)	$(15,016)	$(8,015)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,150,000	4,150,000	4,150,000	4,150,000

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

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Company. The Holder of the Note must give ten (10) days advanced written notice to the Company of its intention to convert the Note, unless agreed to otherwise by the parties. The number of shares issuable upon any optional conversion hereunder, whether the entire Note or any part thereof, shall be equal to that number of shares of common stock of the Company that results from dividing theamount of the Note to be converted by $0.01 per share, unless agreed to otherwise by the Note Holder and the Board of Directors of the Company

At December 31, 2015 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issue on January 10, 2016 (note 5).

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

The note was amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020. This Notewas paid in full on April 1, 2020.

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

The note matures December 31, 2020. The note is interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date. The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall bepaid to the Holder on the date of prepayment

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

●	A promissory note was issued to A. Terry Ray, the Company President, on April 1, 2020, in the amount of $9,000.

This note replaces the note of September 11, 2018 in the amount of $14,000 of which $5,000 was repaid.

The following table summarizes the issue period of each outstanding note as of June 30, 2020

Note #2	December 31, 2012	$7,000	Terayco International
Note #3	December 31, 2014	$14,000	Terayco International
Note #5	July 15, 201115	$5,500	Terayco International
Note #10	September 10, 2019	$33,000	Terry Ray
Note #11	November 23, 2020	$24,000	Terry Ray
Note #12	April 1, 2020	$9,000	Terry Ray
	TOTAL	$92,500

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

Note 7 — Discontinued Operations

The has been nodiscontinued operations to date..

Accounts payable

As of December 31, 2019, the Company owed B.F. Borges, the Companies auditor, a balance of 5,940.00 for the 2019 audits.. This amount was paid on January 27, 2020.

As of June 30,2020, the Company had no accounts payables.

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

Covid-19 Pandemic

The covid-19 Pandemic has had a dramatic effect on the progress of the company in raising the funds needed snf making progress on our business plan. the wedding corporate and other meetings have practically come to a standstill for the time being, thus as has the Event Center business..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT CENTER, INC.

Date:January 28, 2021	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer)

Date: January 28, 2021	/s/ A. Terry Ray
A. Terry Ray
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002