Form 10-Q
period 2020-09-30
Carriage House Event Center, Inc.
filed 2021-01-28
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2020 to September 30, 2020

Commission File No. 333-236117

CARRIAGE HOUSE EVENT CENTER, INC.
(Exact name of the small business issuer as specified in its charter)

Colorado
(State of either jurisdiction of Incorporation or Organization)

6521 OcasoDrive,Castle Pines, CO 80108
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

The number of shares of Common Stock, $0.001 par value, of registrant outstanding at September 30, 2020 was 4,450,000.

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

PART I-- FINANCIAL INFORMATION

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

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September30,		September30,
	2020	2019	2020	2019
Expenses:
General and administrative	$6,095	$12,725 $	21,111	$20,740
Total operating expenses	6,095	12,725	21,111	20,740

Loss before provision for income taxes	(6,095)	(12,725)	(21,111)	(20,740)

Provision for income taxes	-	-	-	-

Net loss	$(6,095)	$(12,725)	$(21,111)	$(20,740)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,335,217	4,150,000	4,211,964	4,150,000

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

The following table summarizes the issue period of each outstanding note as of:

		September 30,	December 31,
		2020	2019
				Terayco
Note #2	December 31, 2012	$7,000	$7,000	International
				Terayco
Note #3	December 31, 2014	$14,000	$14,000	International
				Terayco
Note #5	July 15, 2015	$5,500	$6,500	International
	September 10,
Note #10	2019	$33,000	$33,000	Terry Ray
	November 23,
Note #11	2020	$22,000	$24,000	Terry Ray
Note #12	April 1, 2020	$-	$19,000	Terry Ray
	TOTAL	$81,500	$103,500

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

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: January 28, 2021	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer)

Date: January 28, 2021	/s/ A. Terry Ray
A. Terry Ray
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002