Form 10-K
period 2020-12-31
Carriage House Event Center, Inc.
filed 2021-03-26
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 333-236117

CARRIAGE HOUSE EVENT CENTER INC.
(Exact Name of Registrant as Specified in Its Charter)

COLORADO	27-2950800
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

558 Castle Pines Parkway B-4 Suite 140
Castle Pines, Colorado 80108
Phone: 303-730-7939
(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [   ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

The number of shares outstanding of the issuer’s Common Stock as of March 17, 2021, was 4,450,000.

CARRIAGE HOUSE EVENT CENTER INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2020 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Carriage House Event Center, Inc. and its consolidated subsidiary.

Part I

Item 1. Business

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 558 Castle Pines Parkway,B-4 Suite 140 Castle Pines, Colorado, 80108 Telephone 303-730-7939.

Operations

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

As of the date of this filing, the Company has sold 300,000 shares of common stock at $0.10 per share for gross proceeds of $30,000. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

Even if all the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company. As of December 31, 2020, management and affiliates own 4,120,000 shares (92.6%) and the shareholders hold the free stock own 300,000 sharesor 6.7% As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

The covid-19 Pandemic has had a dramatic effect on the progress of the company in raising the funds needed for advancing our business plan. The wedding, corporate and other meetings have practically come to a standstill for the time being, thus as has the Event Center business.

As an example, the wedding event business is a major business for an event center.

According to “The Wedding Report,” of July 29, 2020, the covid-19 Pandemic has had an enormous effect on the wedding business in 2020.21% of couples are or have postponed to later in 2020.

●	41.5% are or have moved to 2021;
●	7.0% are or have cancelled altogether (some likely married but cancelled the full event);
●	30.5% are trying to hold their current 2020 wedding date;
●	46% of couples are cutting their budget by an average of 31%;
●	58% of couples are cutting their guest count by an average of 41%;
●	Even more alarming, 58% of wedding vendors surveyed (6/2020) said they are expecting to lose more 2020 weddings.

While the report was for the year 2020, unless the COVID-19 pandemic does not diminish in 2021, the trend will continue through 2021, making the event center business extremely difficult to operate profitably.

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

General Information

We are a startup company and have not generated revenues and have a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our plan is to attempt to continue with our business plan of developing a unique Event Center, however, in a limited way until the Covid-19 Pandemic subsides.

Our focus for the fiscal year ended December 31, 2021 will be on continuing to raise additional capital, more research as to the overall concept and contacting companies that would desire to be a part of the event center concept.

Emerging Growth Company Status under the JOBS Act

Carriage House Event Center, Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

●	The first fiscal year after its annual revenues exceed $1 billion;

●	The first fiscal year after the fifth anniversary of its IPO;

●	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

●	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

●	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

●	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

●	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

●	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

●	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

●	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

●

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

●

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

●	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

●	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We have a total of 45,000,000 authorized common shares with a par value of $0.001 per share with 4,450,000 common shares issued and outstanding as of December 31, 2020.

We have 5,000,000 preferred shares, par value $0.001, authorized of which none is issued and outstanding.

Our plan of operation is to continue to raise additional capital and making contacts with various businesses that might become a part of the Carriage House Event Center program and make contacts for additional capital.

Competition

There are over 40 facilities acting as event centers of various types in the Denver metropolitan area. These facilities include those that were constructed to be an event center, older buildings such as homes, restaurants and churches converted into an event center. In addition, hotels with event facilities, restaurants with rooms for events, golf clubs, museums, community centers special facilities open to the public.

There is no assurance that we will be able to compete with the existing event centers and those that hold events of all kinds, and new event centers that may be built in the future.

Many of our current and potential competitors may have advantages over us including:

●	Longer operating histories and greater market presence,

●	Better name recognition,

●	Access to larger customer bases,

●	Economies of scale and cost structure advantages, and

●	Greater sales and marketing, programming, distribution, technical, financial and other resources.

These competitors also have established or may establish financial or strategic relationships among themselves or third parties. In addition, some of our competitors have used or may use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with retail outlets. These relationships may affect the ability of potential customers to purchase our products.

We operate in a highly competitive environment for event centers.The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for facilities and personnel than our financial resources permit.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

Other than what controls that exist now, or may exist in the future for Event Centers, there are no government regulations that will affect our business.

Source and Availability of Raw Materials

We have no significant raw materials.

Major Customers

Our customers will be any individual, business or organization that desires to hold a large meeting in a given facility.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no patents, trademarks, licenses, concessions, or labor contracts.

Environmental Compliance and Risks

None

Research and Development Costs during the Last Two Years

From inception to December 31, 2020, we have retained an independent firm, American Business Institute, to research the entire concept of our Event Center, Research was done on the following:

Event Centers in Colorado	Kids dress and suit store	Card shop and printer

Weddings held in Colorado in	Flower shops	Limousine Service

2018 (By County)	Photo studios	Art Galleries

Wedding dress shops	Travel agencies	Massage therapist

Tuxedo shops	Jewelry and gifts stores	Cleaners & laundry

Hotels	Beauty and barbershops	Dance Studio and Instruction

Restaurants	Bakeries

Number of Weddings	Seasonality of Engagements	Demographics by Education

Average Spending per Wedding	Seasonality of Weddings	Demographics by Household Income

Total Sales	Guest Details

Median Spending & Spending	Online Market	Demographics by Occupation

Range Details	Competitive Landscape	Demographics by Race

Travel Distance	Demographics by Age

Employees and Employment Agreements

Our only employee is our President, A. Terry. Ray. Ms. Ray currently devotes 10-20 hours per month to company matters and after receiving funding or a substantial increase in revenues she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

Reports to Security Holders

We are a reporting company and will comply with the requirements of the Exchange Act. We will file annual, quarterly and other reports with the Securities and Exchange Commission. Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a website at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not currently own any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at 558 Castle Pines Parkway, B-4 Suite 140, Castle Rock, Colorado. Management believes the current premises are sufficient for its needs at this time.

Item 3. Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning the Company, our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and issuer purchases of equity securities.

Market Information

The stock of the Company is not traded on any exchange at this time.

Common Stock.

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have 5,000,000 shares of Preferred Stock authorized of which none are issued and outstanding.

Security Holders

As of December31, 2020, the Company had 39 shareholders of record of the Company’s common stock and 4,450,000 common shares issued and outstanding, of which 4,020,000 shares were held by our Officers and Directors, A. Terry Ray and Janel Ray.

S-1 Registration Statement filed

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.10 per share for a total of $100,000. The Company has sold 300,000 shares of common stock at $0.10 per share for gross proceeds of $30,000 since the Registration Statement became effective on May 8, 2020.The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that any additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

Options and Warrants

None of the shares of our Common Stock are subject to outstanding options.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Transfer Agent

The Transfer Agent for the Company is Action Stock Transfer, 2469 E. Fort Union Blvd., Ste. 214, Salt Lak City, Utah 84121

Recent Sales of Unregistered Securities

On July 31, 2020, we sold 237,000 shares of common stock for total cash proceeds of $23,700.

On August 20, 2020, we sold 63,000 shares of common stock for total cash proceeds of $6,300.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. We have paid no cash dividends and have no outstanding options.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Carriage House Event Center, Inc.) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Carriage House believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Carriage House’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Carriage House’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

Carriage House Event Center, Inc. was incorporated in the State of Colorado on June 26, 2010. On September 11, 2018; we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. a Colorado corporation. None of our operations are conducted through this entity. Our principal executive offices are located at 558 Castle Pines Parkway B-4 Suite 140, Castle Pines, Colorado, 80108, telephone 303-730-7939.

We are a company formed for the purpose of developing a unique Event Center, encompassing a variety of additional services in the same location.

The Year Ended December 31, 2020 ComparedTo The Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, we did not earn any revenue.

Operating expenses

For the years ended December 31, 2020 and 2019, we had general and administrative expenses of $28,438 and $37,883, respectively, a decrease of $9,445 or 24.9% . The decrease in the current year can be attributed to a decrease in consulting expense for the current year.

Net Loss

For the years ended December 31, 2020 and 2019, our net loss was $28,438 and $37,883, respectively, a decrease of $9,445 or 24.9% .

Liquidity and Capital Resources

Our cash balance at December 31, 2020 was $12,250, with $81,500 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $28,438 for the year ended December 31, 2020, compared with $37,883 used in operating activities for the year ended December 31, 2019.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2020 and 2017.

Financing Activities

Cash flows provided by financing activities were $8,000 and $62,000 during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company sold 300,000 shares of the Company’s common stock at $0.10 per share for gross proceeds of $30,000. This was offset by $22,000 that was repaid on related party loans. During the year ended December 31, 2019, we received $62,000 from related party loans.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2020, we had an accumulated deficit of $103,400 and a net working capital deficit of $9,750.

While our current burn rate is nominal, it is expected that our costs of operations will continue to exceed revenues, primarily due to the costs associated with being a public reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we raise additional capital either through the sale of common stock or debt. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2021 will be on to attempt to raise the capital needed to construct the event center and pursue those companies that would desire to be a part of the overall concept.

We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $2,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $13,500.

Management intends to keep the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward.

Critical Accounting Policies, Judgments and Estimates

Refer to Note 2 for a summary of our Significant accounting policies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $28,438 and $37,833 for the years ended December 31, 2020 and 2019, respectively, and have a working capital deficit of $9,750 as of December 31, 2020, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

In 2020, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.10 per share for a total of $100,000. The Company has sold 300,000 shares of common stock at $0.10 per share for gross proceeds of $30,000 since the Registration Statement became effective on May 8, 2020.

The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that any additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

The funds raised on the offering were used for the payment of costs incurred in the filing of the S-1 Registration Statement and for operating capital for the Company and the payment of some debt.

With the filing of the S-1 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company”, we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

Our current management has agreed to advance funds to the Company on an “as needed” basis. Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance that we will be able to raise the necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

●       failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act; and

●       failure to increase sales and income for the company.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Carriage House Event Center, Inc.

December 31, 2020 and 2019 Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Carriage House Events Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carriage House Events Center, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC
We have served as the Company's auditor since 2019
Lakewood, CO
March 25, 2021

Carriage House Event Center, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash	$12,250	$32,688
Total current assets	12,250	32,688

Total assets	$12,250	$32,688

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	$22,000	$-
Current liabilities	22,000	-
Related party debt – long term	59,500	103,500
Total liabilities	81,500	103,500

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,450,000 and 4,150,000 shares issued and outstanding, respectively	4,450	4,150
Additional paid in capital	29,700	-
Accumulated deficit	(103,400)	(74,962)
Total Stockholders’ Deficit	(69,250)	(70,812)

Total Liabilities and Stockholders’ Deficit	$12,250	$32,688

The accompanying notes are an integral part of these consolidated financial statements.

Carriage House Event Center, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019
Expenses:
General and administrative	$28,438	$37,883
Total operating expenses	28,438	37,883

Loss before provision for income taxes	(28,438)	(37,883)

Provision for income taxes	-	-

Net loss	$(28,438)	$(37,883)

Net Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	4,272,301	4,150,000

The accompanying notes are an integral part of theseconsolidated financial statements.

Carriage House Event Center, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2019 and 2020

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2018	4,150,000	$4,150	$—	$(37,079)	$(32,929)
Net loss	—	—	—	(37,883)	(37,883)
Balance, December 31, 2019	4,150,000	4,150	—	(74,962)	(70,812)
Common stock sold for cash	300,000	300	29,700	—	30,000
Net loss	—	—	—	(28,438)	(28,438)
Balance, December 31, 2020	4,450,000	$4,450	$29,700	$(103,400)	$(69,250)

The accompanying notes are an integral part of these consolidated financial statements.

Carriage House Event Center, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,438)	$(37,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(28,438)	(37,883)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	30,000	—
Payments on related party loan	(22,000)	—
Proceeds from related party loans	-	62,000
Net cash provided by financing activities	8,000	62,000

Net change in cash	(20,438)	24,117
Cash at beginning of year	32,688	8,571
Cash at end of year	$12,250	$32,688

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Consolidated Financial Statements
December 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and are reported in United States dollars.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There Company had cash and cash equivalents of $12,250 and $32,688at December 31, 2020 or 2019, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc. and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2020 and 2019, Blue Carriage has had no transactions and has no bank account.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASU 2018-07, Improvements to non-employees share based accounting (Topic 718). ASU 2018-07 establishes that equity-based payment transactions with nonemployees indicates that the measurement objective for equity instruments awarded to employees is to estimate at the grant date the fair value of the equity instruments the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The Topic also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in a share-based payment transaction with employees. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020 and 2019.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has not potentially dilutive shares as of December 31, 2020 and 2019.

Recent Accounting Standards

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after January 1, 2023, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements. The Company has adopted this accounting standard update with no material impact to the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through December 31, 2020, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 Pandemic has had a dramatic effect on the wedding business in America and the operations of the Company. The Event Center business has come to a complete standstill because of rules against gatherings in most cities and states. It has become impossible for the Company to continue with its proposed business plan and to raise the additional funding to construct the event center as outlined in the Company business plan.

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

As of December 31, 2020 and December 31, 2019, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $81,500 and $103,500, respectively.

The details of each note, still outstanding, by the year of issue is as follows:

2012:

●A convertible promissory note was issued to Terayco on December 31, 2012 in the amount of $7,000.

At the time of issue, the terms of the Note where it matured in two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon was due and payable by the Company. The Note is interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

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

On December 31, 2013 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $7,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued February 15, 2014 (note 5).

The note was amended on December 31, 2018 to extend the maturity date and the interest date to December 31, 2020

The note was further amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

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

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Company. The Holder of the Note must give ten (10) days advanced written notice to the Company of its intention to convert the Note, unless agreed to otherwise by the parties. The number of shares issuable upon any optional conversion hereunder, whether the entire Note or any part thereof, shall be equal to that number of shares of common stock of the Company that results from dividing the amount of the Note to be converted by $0.01 per share, unless agreed to otherwise by the Note Holder and the Board of Directors of the Company

On December 31, 2015 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issue on January 10, 2016 (note 5).

The note was amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

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

The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment. The note was amended on December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

2018:

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

The note was amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

● A promissory note was issued to A. Terry Ray on November 23, 2019 in the amount of $24,000.

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

$2,000 was repaid toward this note in the third quarter of 2020, leaving a balance of $22,000. This note was marked Paid in Full and a new note was made for the amount of $22,000 dated July 27, 2020.

● A promissory note was issued to A. Terry Ray on July 27, 2020, in the amount of $22,000. The note matures December 31, 2021. The note is interest free until December 31, 2021 after which time it will bear interest at the rate of 4% per annum.

● A promissory note was issued to A. Terry Ray, the Company President, on April 1, 2020, in the amount of $9,000.

This note replaces the note of September 11, 2018 in the amount of $14,000 of which $5,000 was repaid. The note in the amount of $9,000 was paid off in the third quarter of 2020.

The following table summarizes the issue period of each outstanding note as of:

	December 31,	December 31,
	2020	2019
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$6,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$24,000	Terry Ray
April 1, 2020	$-	$19,000	Terry Ray
TOTAL	$81,500	$103,500

Other Related Party Transactions

During the years ended December 31, 2020 and 2019, the Company paid a total of $5,000 and $3,200, respectively, to American Business Institute for consulting fees. American Business Institute is a Colorado corporation is controlled by Darin Ray who is the son of our President, A. Terry Ray.

NOTE 5 – COMMON STOCK

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at the end of December 31, 2020.

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

Under the registration statement we sold 300,000 shares of common stock for $0.10 a share for total cash proceeds of $30,000.The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

NOTE 6 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$(7,000)	$(8,000)
Less: valuation allowance	7,000	8,000
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$(21,700)	$(15,750)
Less: valuation allowance	21,700	15,750
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $21,700 that maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2016 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2020, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2020, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee, lacks documentation of its internal control process, and lacks proper documentation of its revenue transactions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

During the interim period ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Since
A. Terry Ray	76	President, CEO, CFO, Director	December 2012

Janel Ray	46	Secretary	March 2018

Alice Terry Ray-President

Ms. Ray was appointed President, Chief Executive Officer, and a director of the Company on December 5, 2012. Ms. Ray has served as the corporate Secretary of a number of public and private corporations and the Administrative Assistant or Secretary to presidents of several companies for many years. Since 1991, she has served as a Director and the Secretary of American Business Services, Inc. She has also served a Secretary and Director of VentureVest Capital Corporation, a venture capital firm in Colorado. From 1995 to January 2004, she was employed as a Senior Administrator for Denver Reserve, Inc., a premier leader of Health Benefit Administration, located in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Janel L. Ray, Secretary, Treasurer.

Ms. Ray was first elected to serve as Secretary of the Corporation on June 28, 2010. She resigned that position on December 28, 2015 to pursue other opportunities. On March 4, 2018 she was again appointed to serve as Secretary, Treasurer of the Company. Ms Ray served as Secretary and Director of Frontier Digital Media Group, Inc. a public Company, from September 11, 2011 to May 4, 2018, when she resigned. Over the years she has worked in various positions of sales, product development, and consulting within those positions. She also had part time employment for catering and event planning companies in the Denver, Colorado area. She is adept in the Adobe programs Photoshop, Illustrator, After Effects, Premier Pro, and Encore which are used in the development of videos and commercials. From 2007-2011 Ms. Ray owned and operated a vinyl lettering business in which she developed the website and all marketing, created and produced the product through digital design, handled sales and finances, and all customer service. From 1997-1999 Ms. Ray acquired dental knowledge as a dental assistant. Ms. Ray has held various small positions throughout the past 20 years which have given her experience in customer assistance and service, digital design, and bookkeeping. Mr. Ray devotes approximately 20 hours per week to our business.

Family Relationships

Janel Ray, our Secretary, is the daughter of A. Terry Ray, our President.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers.

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

We are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association,

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based solely on review of the copies of such forms furnished to Carriage House Event Center's directors have not filed their reports as of the date of this Annual Report.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, which currently consists of Ms. A. Terry Ray handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

A. Terry Ray	2020	-	-	-	-	-	-	-	-

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

1.      Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.      Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i.      Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.      Engaging in any type of business practice;

iii.      Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.  Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any such activity.

5.  Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

6.  Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 4, shares outstanding on June 15, 2018.

Except as otherwise provided, the address of each such person is the Company’s address at 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109.

		Amount and Nature
Title of	Name and Address	Of Beneficial	Percent
Class	Of Beneficial Owner	Ownership	Of Class

Common	A. Terry Ray (1)
	11069 E. Kilarea Ave. 180
	Mesa, Arizona 85209	4,000,000	89.9%

Common	Janel Ray
	3550 Fennel Street	20,000.005%
	Castle Rock, CO 80109
	All Officers and Directors
	As a Group (2 persons)	4,020,000	90%

(1) Officer and Director of our Company.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has retained American Business Institute to do research for the Company. American Business Institute is controlled by DarinRay, the son of our president, A. Terry Ray. In 2020 the Company paid American Business Institute $5,000 and in 2019 the Company paid American Business Institute $20,000.

During the years ended December 31, 2020 and 2019, the Company paid no compensation to our officers or directors.

Promissory notes issued from inception that are still outstanding:

NOTE 2 - On December 31, 2012, the Company issued a promissory note in the amount of $7,000 to Terayco Enterprises, Ltd. The note had a maturity date of December 31, 2014 and were to pay zero interest through December 31, 2013, at which point an annual interest rate of 4% was to become effective until maturity. The notes were convertible at the holders’ discretion to shares of our common stock at a conversion ratio of $0.01 per common share; the notes were convertible into an aggregate total of 700,000 shares of common stock.

On December 31, 2013, the note was amended making the maturity date to be December 31, 2018 and making the note non-convertible. For extending the maturity date and making the note non-convertible, Terayco was issued a total of 50,000 shares of the authorized but unissued shares of common stock of the Company. On December 31, 2018, the note was amended a second time making the maturity date to be December 31, 2020 and the interest to start on December 31, 2020. Terayco Enterprises, Inc. is controlled by Phil E. Ray, husband of A. Terry Ray, our President.

NOTE 3 - On December 31, 2014 Terayco Enterprises, Ltd had loaned the Company a total of $14,000 and a promissory note was made for that amount. The note was convertible at $0.01 per share for 1,400,000 shares of common stock, and the note was to mature on December 31, 2016 and had interest due on December 31, 2015 at 4% per annum. The note was amended on December 31, 2015 and interest to start on December 31, 2018 at 4%. For extending the maturity date and the interest date due, The Company issued a total of 50,000 shares of common stock to Terayco. On December 31, 2018, the note was again amended extending the maturity date and interest due date to December 31, 2020. On April 1, 2020 this note was paid in full by the Company.

NOTE 4 - A. Terry Ray, our president and sole director loaned the Company $1,000 for operating capital and on June 22, 2015 a promissory note was issued in the amount of $1,000 with a maturity and interest due date of December 31, 2018. The note was amended on December 31, 2018 to make the maturity date and interest start date to be December 31, 2020. On December 31, 2020, the note was again amended to make the maturity date to be December 31, 2023 and the interest to start on December 31, 2023.

NOTE 5 - On July 15, 2015, a promissory note in the amount of $5,500 was made to Terayco Enterprises, Ltd. for monies that Terayco had loaned to the company for working capital. The note was to mature on December 31, 2018 and interest to start on December 31, 2018. The note was amended on December 31, 2018 to make the maturity date to be December 31, 2020 and the interest to start on December 31, 2020. On December 31, 2020, the note was again amended to make the Maturity date to be December 31, 2023 and the Interest to start on December 31, 2023.

NOTE 8 – On September 11, 2018 a promissory note was made to A. Terry Ray, our president, in the amount of $14,000 for money loaned to the company. The note was to mature on December 31, 2019 and interest to start on December 31, 2019. On November 1, 2019, the note was amended to make the maturity date to be December 31, 2020 and the interest to start on December 31, 2020.An amount of $5,000 was paid toward this note onApril 1, 2020,leaving a balance of $9,000 of which a new noted was made and this note considered paid in full.

NOTE 9 – On July 2, 2019, a promissory note was made to A. Terry Ray in the amount of $5,000 for money loaned to the company. The maturity date of the note was December 31, 2019 and the interest is to start on December 31, 2019. On November 10, 2019, the note was amended to make the maturity date to be December 31, 2020 and the interest to start on December 31, 2020. This note was paid in full on January 27, 2020.

NOTE 10 – On September 10, 2019 a promissory note was made to A. Terry Ray in the amount of $33,000 for money loaned to the Company. The maturity date of the note is December 31, 2020 and the interest is to start on December 31, 2020. On December 31, 2020, the note was again amended to make the maturity date to be December 31, 2023 and the interest to start on December 31, 2023.

NOTE 11 – On November 23,2019, a Promissory Note was made to A. Terry Ray in the amount of $24,000 for money she advanced to the Company. On July 27, 2020, an amount of $2,000 was paid by the Company toward this note, leaving a balance of $22,000. On July 27, 2020, a new note was made to A. terry Ray in the amount of $22,000. (Note 13) thus this note was considered paid in full.

Note 12 - On April 1, 2020, a note was made to A. Terry Ray in the amount of $9,000 to replace Note 8 of September 10, 2019. In August 2020, this note was paid off by the company.

Note 13–On July 27, 2020 a note was made to A. Terry Ray to replace the note of November 23, 2019 (note 11) in the amount of $22,000. The note matures on December 31, 2021.

NOTES OUTSTANDING AS OF DECEMBER 31, 2020
Note #2	December 31, 2012	$7,000	Terayco	Matures on December 31, 2023
Note #3	December 31, 2014	$14,000	Terayco	Matures on December 31, 2023
Note #5	July 15, 2015	$5,500	Terayco	Matures on December 31, 2023
Note #10	September 2019	$33,000	Terry Ray	Matures on December 31, 2023
Note #13	November 23, 2020	$22,000	Terry Ray	Matures on December 31, 2021
	TOTAL	$81,500

TOTAL OUTSTANDING NOTES AS OF DECEMBER 31, 2020.
Outstanding for Terayco –	$26,500
Outstanding for Terry Ray -	$55,000
$81,500

No outstanding note is convertible into common stock.

No interest on any promissory note was due as of December 31, 2020.

The total of the outstanding promissory notes as of December 31, 2020 is $81,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2020 and 2019, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	BF Borgers, CPA
	2020		2019
Audit fees	$10,940	(1)	$6,480
Audit Related fees	$1,500		$7,062
Other fees	$300		$300
Total Fees	$12,740		$10,842

(1) For the year ended December 31, 2020, BF Borgers, CPA performed the reviews for the Company's quarterly financial statements. The Company has engaged BF Borgers CPA to perform the audit of the Company's annual financial statements for 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101	Interactive Data Files

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: March 26, 2021	By:	/s/ A. Terry Ray
A. Terry, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director