Form 10-Q
period 2021-03-31
Carriage House Event Center, Inc.
filed 2021-05-13
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	[X]
Emerging growth company	[ ]

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
Yes [X]        No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 11, 2021 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,426	$12,250
Total current assets	6,426	12,250

Total assets	$6,426	$12,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	22,000	22,000
Current liabilities	22,000	22,000
Related party debt – long term	59,500	59,500
Total liabilities	81,500	81,500

Commitments and contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(109,224)	(103,400)
Total Stockholders’ Deficit	(75,074)	(69,250)

Total Liabilities and Stockholders’ Deficit	$6,426	$12,250

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Expenses:
General and administrative	$5,824	$14,716
Total operating expenses	5,824	14,716

Loss before provision for income taxes	(5,824)	(14,716)

Provision for income taxes	-	-

Net loss	$(5,824)	$(14,716)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,150,000

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2021 and 2020
(unaudited)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2020	4,550,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(5,824)	(5,824)
Balance, March 31, 2021	4,450,000	$4,450	$29,700	$(109,224)	$(75,074)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2019	4,150,000	$4,150	$—	$(74,962)	$(70,812)
Net loss	—	—	—	(14,716)	(14,716)
Balance, March 31, 2020	4,150,000	$4,150	$—	$(89,678)	(85,528)

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,824)	$(14,716)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(5,824)	(14,716)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Payments on related party loan	—	(5,000)
Net cash used by financing activities	—	(5,000)

Net change in cash	(5,824)	(19,716)
Cash at beginning of period	12,250	32,688
Cash at end of period	$6,426	$12,972

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2020.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the three months ended March 31, 2021 and the year ended December 31, 2020Blue Carriage has had no transactions and has no bank account.

Recent Accounting Standards

The Company has implemented all new applicable accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through March 31, 2021, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2021 and December 31, 2020, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $81,500 and $81,500, respectively.

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

On December 31, 2013 the Company entered into an agreement with Terayco to issue 50,000 shares, at par value of $.001 of common stock of the authorized but unissued stock of the company to amend the $7,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued February 15, 2014.

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

2019:

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

● A promissory note was issued to A. Terry Ray on July 27, 2020 to replace a prior note, in the amount of $22,000. The note matures December 31, 2021. The note is interest free until December 31, 2021 after which time it will bear interest at the rate of 4% per annum.

The following table summarizes the issue period of each outstanding note as of:

	March 31,	December 31,
	2021	2020
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$5,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$22,000	Terry Ray
TOTAL	$81,500	$81,500

Other Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company paid a total of $0 and $2,000, respectively, to American Business Institute for consulting fees. American Business Institute is a Colorado corporation is controlled by Darin Ray who is the son of our President, A. Terry Ray.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at the end of March 31, 2021.

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

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company.As of March 31, 2021, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 sharesor 6.7%

As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

The covid-19 Pandemic has had a dramatic effect on the progress of the company in raising the funds needed snf making progress on our business plan. the wedding corporate and other meetings have practically come to a standstill for the time being, thus as has the Event Center business.

As an example, the wedding event business which is a major business for an event center.

According to “The Wedding Report,” of July 29, 2020, the covid-19 Pandemic has had an enormous effect on the wedding business in 2020.

1.	26% of couples are postponing to later in 2020, most of these are coming from April and May, but seeing August and September weddings postponing to later in 2020.
2.	26.5% are moving to 2021, these are still from April to December
3	5.5% are cancelling altogether, most these are coming from April to June
4.	42% are holding their current date

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

Results of Operations for the Three months Ended March 31, 2021 compared to the Three Months March 31, 2020.

The Company has not generated any revenue since inception.

General and administrative expenses during the three months ended March 31, 2021, were $5,824 compared to $14,716 during the three months ended March 31, 2020, a decrease of $8,892. During the prior period we had audit and consulting expense that we did not incur in the current period.

Our net loss for the three months ended March 31, 2021, was $5,824 compared to $14,716 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $6,426, a decrease of $5,824 from a balance of $12,250 at December 31, 2020. The decrease was the result of cash used for accounting and auditing fees for our year end audit.

Operating Activities

Net cash used in operating activities was $5,824forthree months ended March 31, 2021, compared with $14,716 used for operating activities during the three months ended March 31, 2020.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2021and 2020.

Financing Activities

During the three months ended March 31, 2021, we neither received nor used any cash in financing activities. During the three months ended March 31, 2020, we repaid $5,000 towards related party loans.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $75,074 with an accumulated deficit of $109,224. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of three months ended March 31, 2021were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: May 13, 2021	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)