Form 10-Q
period 2021-09-30
Carriage House Event Center, Inc.
filed 2021-11-09
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
Yes [X]      No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 5, 2021 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,467	$12,250
Total current assets	2,467	12,250

Total assets	$2,467	$12,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	22,000	22,000
Current liabilities	22,000	22,000
Related party debt – long term	73,500	59,500
Total liabilities	95,500	81,500

Commitments and contingencies	-	-

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(127,183)	(103,400)
Total Stockholders’ Deficit	(93,033)	(69,250)

Total Liabilities and Stockholders’ Deficit	$2,467	$12,250

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expenses:
General and administrative	$14,244	$6,095	$23,783	$21,111
Total operating expenses	14,244	6,095	23,783	21,111

Loss before provision for income taxes	(14,244)	(6,095)	(23,783)	(21,111)

Provision for income taxes	-	-	-	-

Net loss	$(14,244)	$(6,095)	$(23,783)	$(21,111)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,335,217	4,150,000	4,211,964

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2020	4,550,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(5,824)	(5,824)
Balance, March 31, 2021	4,450,000	4,450	29,700	(109,224)	(75,074)
Net loss	—	—	—	(3,715)	(3,715)
Balance, June 30, 2021	4,450,000	4,450	29,700	(112,939)	(78,789)
Net loss	—	—	—	(14,244)	(14,244)
Balance, September 30, 2021	4,450,000	$4,450	$29,700	$(127,183)	$(93,033)
			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2019	4,150,000	$4,150	$—	$(74,962)	$(70,812)
Net loss	—	—	—	(14,716)	(14,716)
Balance, March 31, 2020	4,150,000	4,150	—	(89,678)	(85,528)
Net loss	—	—	—	(300)	(300)
Balance, June 30, 2020	4,150,000	4,150	—	(89,978)	(85,828)
Common stock sold for cash	300,000	300	29,700	—	30,000
Net loss	—	—	—	(6,095)	(6,095)
Balance, September 30, 2020	4,450,000	$4,450	$29,700	$(96,073)	$(61,923)

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,783)	$(21,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(23,783)	(21,111)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	30,000
Payments on related party loan	14,000	(22,000)
Net cash used by financing activities	14,000	8,000

Net change in cash	(9,783)	(13,111)
Cash at beginning of period	12,250	32,688
Cash at end of period	$2,467	$19,577

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2021

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the nine months ended September 30, 2021 and the year ended December 31, 2020 Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through September 30, 2021, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2021 and December 31, 2020, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $81,500 and $81,500, respectively.

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

2021:

• A promissory note was issued to A. Terry, the Company President, on September 30, 2021 in the amount of $14,000.

The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date. The principal amount of the Note may be prepaid by the Company, in whole or in part without premium or penalty, at any time. Upon any prepayment of the entire principal amount of the Notes, all accrued but unpaid interest shall be paid to the Holder on the date of prepayment.

The following table summarizes the issue period of each outstanding note as of:

	September 30,	December 31,
	2021	2020
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$5,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$22,000	Terry Ray
September 30, 2021	$14,000	$-	Terry Ray
TOTAL	$95,500	$81,500

Other Related Party Transactions

During the nine months ended September 30, 2021 and 2020, the Company paid a total of $0 and $7,000, respectively, to American Business Institute for consulting fees. American Business Institute is a Colorado corporation is controlled by Darin Ray who is the son of our President, A. Terry Ray.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at the end of September 30, 2021.

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

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company.As of September 30, 2021, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 sharesor 6.7%

As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

The covid-19 Pandemic has had a dramatic effect on the progress of the company in raising the funds needed snf making progress on our business plan. the wedding corporate and other meetings have practically come to a standstill for the time being, thus as has the Event Center business.

As an example, the wedding event business which is a major business for an event center.

According to “The Wedding Report,” of July 29, 2020, the covid-19 Pandemic has had an enormous effect on the wedding business in 2020.

1.	26% of couples are postponing to later in 2020, most of these are coming from April and May, but also seeing August and September weddings postponing to later in 2020.

2.	26.5% are moving to 2021, these are still from April to December

3	5.5% are cancelling altogether, most these are coming from April to September

4.	42% are holding their current date

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

Results of Operations for the Three months Ended September30, 2021 compared to the Three Months September30, 2020.

The Company has not generated any revenue since inception.

General and administrative expenses during the three months ended September30, 2021, were $14,244 compared to $6,095 during the three months ended September30, 2020, anincrease of $8,149. During the currentperiod we had audit, accountingand DTC expense that we did not incur in the prior period.

Our net loss for the three months ended September30, 2021, was $14,244 compared to $6,095 for the three months ended September30, 2020.

Results of Operations for the Nine months Ended September30, 2021 compared to the Nine Months September30, 2020.

The Company has not generated any revenue since inception.

General and administrative expenses during the nine months ended September30, 2021, were $23,783 compared to $21,111 during the nine months ended September30, 2020, a decrease of $2,672.

Our net loss for the nine months ended September30, 2021, was $23,783 compared to $21,111 for the nine months ended September30, 2020.

Liquidity and Capital Resources

As of September30, 2021, we had a cash balance of $2,467, a decrease of $9,783 from a balance of $12,250atDecember 31, 2020. The decrease was the result of cash used for accounting and auditing fees for our year end audit and quarterly review.

Operating Activities

Net cash used in operating activities was $23,783fornine months ended September 30, 2021, compared with $21,111 used for operating activities during the nine months ended September 30, 2020.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2021and 2020.

Financing Activities

During the nine months ended September 30, 2021, we received $14,000 from a related party loan.During the nine months ended September 30, 2020, we repaid $22,000 towards related party loans and received $30,000 from the sale of common.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $93,033with an accumulated deficit of $127,183. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of nine months ended September 30, 2021were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkbaseDocument(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkbaseDocument(1)
101.LAB*	Inline XBRL Taxonomy Extension Label LinkbaseDocument(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkbaseDocument(1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: November 9, 2021	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal
Accounting Officer)