Form 10-K
period 2021-12-31
Carriage House Event Center, Inc.
filed 2022-03-28
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number 333-236117

CARRIAGE HOUSE EVENT CENTER, INC.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.[ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

The number of shares outstanding of the issuer’s Common Stock as of March 25, 2022, was 4,450,000.

CARRIAGE HOUSE EVENT CENTER INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We have not generated revenue to date. Our operations since 2010 to date has consisted of extensive research of our concept and filing an S-1 registration statement and filings forms 10-K and 10-Q with the SEC.

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

After the shares offered on the S-1 Registration Statement were sold, our management continues to own over a majority of the outstanding shares of the Company. As of December 31, 2021 management and affiliates own 4,120,000 shares (92.6%) and the shareholders hold the free stock own 300,000 shares or 6.7% . As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

In December 2019 Covid -19 emerged and spread worldwide. The World health Organization Covid-19 a pandemic resulting in federal, state and local governments and private entities mandating restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus

As the pandemic has progressed, new coronavirus variants have been detected around the world.

As the COVID-19 pandemic is complex and continues to rapidly evolve, the economy of the United States, may be negatively affected for a sustained time. We cannot now reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

In 2020 and 2021, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company, especially in raising the funds needed for advancing our business plan. Most cities and states have had strong restrictions on gatherings during the pandemic. Many wedding, corporate and other meetings have been cancelled or postponed for the time being, thus having a dramatic effect on the Event Center business.. If the pandemic does not subside quickly, the Company may have to move quickly in a different direction, including seeking a possible merger candidate or candidates.

The wedding event business is the major part of our business plan for an event center.

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

While the report was for the year 2020, the COVID-19 pandemic did not diminish in 2021 and the trend continued through 2021, making the event center business extremely difficult to operate profitably.

Many of those that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. So many of the weddings that are going ahead, are doing so in a situation involving far less guests, and held in such places as a back yard. While weddings are a major part of the business of an event center, other meetings such as corporate functions have almost all been cancelled or postponed.

In a survey done in June, 2021 Wedding report did a survey with the results as follows:

●	20% of 2021 weddings rescheduled out to 2022
●	Businesses are about 10% less booked than 2018/2019, it is a mixed bag
o	28% of businesses are more than 25% less booked
o	17% of businesses are more than 25% more booked
●	Many businesses are reporting that the second half of the year is the busiest for them
●	Some are seeing surges already while others are not. I think it depends on where you are in the country and the type of business you are in.
●	Many are reporting that this year is not profit or new events, but reschedules, so that is impacting overall profit for the year.
●	Some are reporting that couples are still a bit nervous
●	Good staffing is hard to find
●	Many still reporting smaller weddings
●	87% of couples say they are not having any issues finding what they need or want
●	10% of couples reporting higher prices prior to pandemic
●	5% of couples reporting hard to find a venue for their date
●	15% of couples say they are still cutting budgets by as much as 28%
●	15% of couples say they are still cutting guest counts by as much as 27%
●	Both budget cuts and guest count reduction is consistent with what businesses are reporting.

There is no way of knowing when the Covid-19 pandemic will subside and allow for more public meetings.

Since our Company is based heavily on an event center, and thus on meetings of 50 to 1,000 people, the progress of the Company has been dramatically curtailed in a number of ways. First, in the raising of capital through investors in our public offering and in additional private capital. Second in advancing our business plan in a number of areas, including getting the interest of companies that might be interested in participating in our overall concept.

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

Our plan is to attempt to continue with our business plan of developing a unique Event Center, however, in a limited way until the Covid-19 Pandemic subsides. If the Covid-19 and other variances does not end immediately, the company may have to move in a different direction, including seeking a possible merger candidate for the Company.

Our focus for the fiscal year ended December 31, 2022 will be on continuing to attempt to raise additional capital, more research as to the overall concept and contacting companies that would desire to be a part of the event center concept.

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

We have a total of 45,000,000 authorized common shares with a par value of $0.001 per share with 4,450,000 common shares issued and outstanding as of December 31, 2021.

We have 5,000,000 preferred shares, par value $0.001, authorized of which none is issued and outstanding.

Our plan of operation is to continue to attempt to raise additional capital and making contacts with various businesses that might become a part of the Carriage House Event Center program.

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

We operate in a highly competitive environment for event centers. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for facilities and personnel than our financial resources permit.

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

Environmental Compliance and Risks

None

Research and Development Costs during the Last Two Years

From inception to December 31, 2021, we have retained an independent firm, American Business Institute, to research the entire concept of our Event Center, Research was done on the following:

Event Centers in Colorado	Kids dress and suit store	Card shop and printer

Weddings held in Colorado in	Flower shops	Limousine Service

2018 (By County)	Photo studios	Art Galleries

Wedding dress shops	Travel agencies	Massage therapist

Tuxedo shops	Jewelry and gifts stores	Cleaners & laundry

Hotels	Beauty and barber shops	Dance Studio and Instruction

Restaurants	Bakeries

Number of Weddings	Seasonality of Engagements	Demographics by Education

Average Spending per Wedding	Seasonality of Weddings	Demographics by Household Income

Total Sales	Guest Details

Median Spending & Spending	Online Market	Demographics by Occupation

Range Details	Competitive Landscape	Demographics by Race

Travel Distance	Demographics by Age

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

Market Information

Our common shares are quoted on the OTC Markets website under the symbol “CRGH”. However, there has been no trading of our common shares.

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

Security Holders

As of December31, 2021, the Company had 39 shareholders of record of the Company’s common stock and 4,450,000 common shares issued and outstanding, of which 4,020,000 shares were held by our Officers and Directors, A. Terry Ray and Janel Ray.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

Item 6. [Reserved]

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

We are a company formed for the purpose of developing a unique Event Center, encompassing a variety of additional services in the same location. However, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company. As noted above, if the Pandemic of Covid-19 and the variances does not subside immediately, the Company may have to move quickly in another direction, including seeking a merger candidate.

The Year Ended December 31, 2021 ComparedTo The Year Ended December 31, 2020

For the years ended December 31, 2021 and 2020, we did not earn any revenue.

Operating expenses

For the years ended December 31, 2021 and 2020, we had general and administrative expenses of $27,286 and $28,438, respectively, a decrease of $1,152 or 4.0% . The decrease in the current year can be attributed to a decrease in professional fees for the current year.

Net Loss

For the years ended December 31, 2021 and 2020, our net loss was $27,286 and $28,438.

Liquidity and Capital Resources

Our cash balance at December 31, 2021 was $964, with $97,500 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $27,286 for the year ended December 31, 2021, compared with $28,438 used in operating activities for the year ended December 31, 2020.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

Cash flows provided by financing activities were $16,000 and $8,000 during the years ended December 31, 2021 and 2020, respectively. During the current year we received $16,000 from related party loans. During the year ended December 31, 2020, the Company sold 300,000 shares of the Company’s common stock at $0.10 per share for gross proceeds of $30,000. This was offset by $22,000 that was repaid on related party loans.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2021, we had an accumulated deficit of $130,686.

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

Our plan of operation for the fiscal year 2022 will be on to attempt to raise the capital needed to construct the event center and pursue those companies that would desire to be a part of the overall concept. However, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company and if the Pandemic does not subside quickly, the Company may have to move in a different direction.

We anticipate spending $14,000 on professional fees, including fees payable for complying with reporting obligations, $2,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $17,500.

Management intends to keep the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward.

Critical Accounting Policies, Judgments and Estimates

Refer to Note 2 for a summary of our significant accounting policies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $27,286 and $28,438 for the years ended December 31, 2021 and 2020, respectively, and have an accumulated deficit of $130,686 as of December 31, 2021, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Carriage House Event Center, Inc.

December 31, 2021 and 2020 Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Carriage House Event Center, Inc.
Castle Pines, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Carriage House Event Center, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Carriage House Event Center, Inc.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Consideration of the Company’ Ability to Continue as a Going Concer” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of related party loans. Currently management’s forecasts and related assumptions illustrate their ability to meet these obligations through generation of revenues from operations, management of expenditures, and obtaining debt and/or equity financing for additional funding to meet its operating needs.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, access funding via debt financing from related and unrelated parties, and obtain funding via equity financing. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to generate revenues and manage expenditures, (ii) evaluating the probability that the Company will be able to obtain debt financing, and (iii) evaluating the probability that the Company will be able to access funding from the capital market.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2022.

Pinnacle Accountancy Group of Utah
Farmington, Utah
March 28, 2022

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor from 2019 to 2022
Lakewood, CO
March 16, 2021

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$964	$12,250
Total current assets	964	12,250

Total assets	$964	$12,250

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	$22,000	$22,000
Non-Current liabilities
Related party debt – long term	75,500	59,500
Total liabilities	97,500	81,500

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(130,686)	(103,400)
Total Stockholders’ Deficit	(96,536)	(69,250)

Total Liabilities and Stockholders’ Deficit	$964	$12,250

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Expenses:
General and administrative	$27,286	$28,438
Total operating expenses	27,286	28,438

Loss before provision for income taxes	(27,286)	(28,438)

Provision for income taxes	-	-

Net loss	$(27,286)	$(28,438)

Net Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,272,301

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2019	4,150,000	$4,150	$—	$(74,962)	$(70,812)
Common stock sold for cash	300,000	300	29,700	—	30,000
Net loss	—	—	—	(28,438)	(28,438)
Balance, December 31, 2020	4,450,000	4,450	29,700	(103,400)	(69,250)
Net loss	—	—	—	(27,286)	(27,286)
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,286)	$(28,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(27,286)	(28,438)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	—	30,000
Payments on related party loans	—	(22,000)
Proceeds from related party loans	16,000	-
Net cash provided by financing activities	16,000	8,000

Net change in cash	(11,286)	(20,438)
Cash at beginning of year	12,250	32,688
Cash at end of year	$964	$12,250

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
Notes to the Consolidated Financial Statements
December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Carriage House Events Center, Inc. (the “Company” or “We”) was incorporated under the laws of the State Colorado on June 26, 2010. The Company is developing its planned principal operations.

A new corporation Blue Carriage Events, Inc. (“Blue Carriage”), was formed under the laws of the State of Colorado in September 2018. Blue Carriage issued the Company 100 shares and is a wholly owned subsidiary of the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc.; wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the year ended December 31, 2021 and 2020, Blue Carriage has had no transactions and has no bank account.

Stock-based Compensation

We account for equity-based transactions with employees and non employees under the provisions of ASC 718, Compensation - Stock Compensation which establishes that equity awards issued to employees and non employees for services are valued at the grant date fair value of the equity award. An expense is recognized over thr requisite service and or vesting period. The fair value of stock options issued as compensation shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in ASC 718.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2021 and 2020.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The Company has no potentially dilutive shares as of December 31, 2021 and 2020.

Recent Accounting Standards

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through December 31, 2021, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 Pandemic has had a dramatic effect on the wedding business in America and the operations of the Company. The Event Center business has been diminished dramatically because of rules against gatherings in most cities and states. It has become extremely difficult for the Company to continue with its proposed business plan and to raise the additional funding to construct the event center as outlined in the Company business plan.

Many that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. So many of the weddings that are going ahead, are doing so in a situation involving far less guests, and held in such places as a back yard. While weddings are a major part of the business of an event center, other meetings such as corporate functions have almost all been cancelled.

Since our Company is based heavily on an event center, and thus on meetings of 50 to 1,000 people, the progress of the Company has been dramatically curtailed in a number of ways. First, in the raising of capital through investors in our public offering and in additional private capital. Second, in advancing our business plan in a number of areas, including getting the interest of companies that might be interested in participating in our overall concept.

There is no way of knowing when the COVID-19 pandemic will subside and allow public meetings. If the pandemic does not subside quickly, the Company may have to change directions, including seeking a merger candidate for the company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Debt

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco (the “Holder”) is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the principal shareholder of the Company.

As of December 31, 2021 and 2020, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $97,500 and $81,500, respectively.

The details of each note, still outstanding, by the year of issue is as follows:

2012:

●A convertible promissory note was issued to Terayco on December 31, 2012 in the amount of $7,000.

At the time of issue, the terms of the Note were it matured in two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon was due and payable by the Company. The Note is interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and became payable on the maturity date.

The Note became due and payable immediately upon the failure by the Company to pay within five (5) days of the due date of any amount of the principal or accrued interest on the Note.

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Companyat a fixed rate of $0.01 per share.

On December 31, 2013 the Company entered into an agreement with Terayco to issue 50,000 shares, of common stock of the company to amend the $7,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued on February 15, 2014.

The note was amended on December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

2014:

● A convertible promissory note was issued to Terayco on December 31, 2014 in the amount of $14,000.

At the time of issue, the terms of the Note were it matured two years from the date of issuance at which time the outstanding principal amount of the Note and all accrued and unpaid interest thereon was due and payable by the Company. The Note was interest free for the first year from issuance, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The Note became due and payable immediately upon the failure by the Company to pay within five (5) days of the due date of any amount of the principal or accrued interest on the Note.

The unpaid principal on these Notes shall be convertible, at the sole and exclusive option of the Holder, prior to the payment in full of the principal and interest outstanding under the Notes into common stock of the Company at a fixed rate of $0.01 per share.

On December 31, 2015 the Company entered into an agreement with Terayco to issue 50,000 shares, of common stock of the company to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018 to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued on January 10, 2016 (note 5).

The note was amended at December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date to December 31, 2023.

2015:

● A promissory note was issued to Terayco on July 23, 2015 in the amount of $5,500

The note matured December 31, 2018. The note was interest free until December 31, 2018, after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The note was amended on December 31, 2018 to extend the maturity date and the interest date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date accrual to December 31, 2023.

2019:

● A promissory note was issued to A. Terry, the Company President, on September 10, 2019 in the amount of $33,000.

The note matured December 31, 2020. The note was interest free until December 31, 2020 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The note was amended on December 31, 2020 to extend the maturity date and the interest accrual date to December 31, 2023.

● A promissory note was issued to A. Terry Ray on July 27, 2020 to replace a prior note, in the amount of $22,000. The note matured December 31, 2021. The note is interest free until December 31, 2021 after which time it will bear interest at the rate of 4% per annum.

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

● A promissory note was issued to A. Terry, the Company President, on December 30, 2021 in the amount of $2,000.

The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The following table summarizes the issue period of each outstanding note as of:

	December 31,	December 31,
	2021	2020
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$5,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$22,000	Terry Ray
September 30, 2021	$14,000	$-	Terry Ray
December 30, 2021	$2,000	$-	Terry Ray
TOTAL	$97,500	$81,500

Other Related Party Transactions

During the years ended December 31, 2021 and 2020 the Company incurred a total of $0 and $5,000 to American Business Institute for consulting fees, respectively. American Business Institute is a Colorado corporation is controlled by Darin Ray who is the son of our President, A. Terry Ray.

NOTE 5 – COMMON STOCK

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at December 31, 2021 and 2020.

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

Under the registration statement we sold 300,000 shares of common stock for $0.10 a share for total cash proceeds of $30,000 during the year ended December 31, 2020.. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

The provision for Federal income tax consists of the following December 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$(5,700)	$(6,000)
Change in valuation allowance	5,700	6,000
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$(27,400)	$(21,700)
Less: valuation allowance	27,400	21,700
Net deferred tax asset	$—	$—

At December 31, 2021, the Company had net operating loss carry forwards of approximately $130,686 that maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2018 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2021, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2021, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee and, lacks documentation of its internal control processes. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the interim period ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
A. Terry Ray	77	President, CEO, CFO, Director	December 2012

Janel Ray	47	Secretary	March 2018

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

A. Terry Ray	2021	-	-	-	-	-	-	-	-
A. Terry Ray	2020	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 4,450,000 shares outstanding on December 31, 2021.

Except as otherwise provided, the address of each such person is the Company’s address at 558 Castle Pines Parkway B-4 Suite 140, Castle Pines, Colorado 80108.

		Amount and Nature
Title of	Name and Address	Of Beneficial	Percent
Class	Of Beneficial Owner	Ownership	Of Class

Common	A. Terry Ray (1) 11069 E. Kilarea Ave. 180 Mesa, Arizona 85209	4,000,000	89.9%

Common	Janel Ray 2730 Celtic Dr. Castle Rock, CO 80104	20,000.005%

	All Officers and Directors As a Group (2 persons)	4,020,000	90%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had retained American Business Institute to do research for the Company. American Business Institute is controlled by DarinRay, the son of our president, A. Terry Ray. In 2020 the Company paid American Business Institute $5,000. No amounts were paid to American business Institute in 2021.

During the years ended December 31, 2021 and 2020, the Company paid no compensation to our officers or directors.

Promissory notes issued from inception that are still outstanding:

	December 31,
	2021
December 31, 2012	$7,000	Terayco International
December 31, 2014	$14,000	Terayco International
July 15, 2015	$5,500	Terayco International
September 10, 2019	$33,000	Terry Ray
November 23, 2020	$22,000	Terry Ray
September 30, 2021	$14,000	Terry Ray
December 30, 2021	$2,000	Terry Ray
TOTAL	$97,500

No interest on any promissory note was due as of December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2021 and 2020, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	BF Borgers,CPA
	2021	2020
Audit fees	$12,420	$10,900
Audit Related fees	$1,500	$1,500
Other fees	$495	$300
Total Fees	$17,215	$12,740

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document(1)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: March 28, 2022	By:	/s/ A. Terry Ray
A. Terry, Ray
Chief Executive Officer,Chief Financial and Accounting
Officer and Director