Form 10-Q
period 2022-03-31
Carriage House Event Center, Inc.
filed 2022-05-10
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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
Yes [   ]      No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes [X]      No [   ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 6, 2022 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,038	$964
Total current assets	1,038	964

Total assets	$1,038	$964

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	—	22,000
Non-current liabilities
Related party debt – long term	103,800	75,500
Total liabilities	103,800	97,500

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(136,912)	(130,686)
Total Stockholders’ Deficit	(102,762)	(96,536)

Total Liabilities and Stockholders’ Deficit	$1,038	$964

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Expenses:
General and administrative	$6,226	$5,824
Total operating expenses	6,226	5,824

Loss before provision for income taxes	(6,226)	(5,824)

Provision for income taxes	—	—

Net loss	$(6,226)	$(5,824)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional		Total
			Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(6,226)	(6,226)
Balance, March 31, 2022	4,450,000	$4,450	$29,700	$(136,912)	$(102,762)

	Common Stock		Additional		Total
			Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2020	4,450,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(5,824)	(5,824)
Balance, March 31, 2021	4,450,000	$4,450	$29,700	$(109,224)	$(75,074)

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,226)	$(5,824)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(6,226)	(5,824)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	6,300	—
Net cash provided by financing activities	6,300	—

Net change in cash	74	(5,824)
Cash at beginning of period	964	12,250
Cash at end of period	$1,038	$6,426

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Carriage House Events Center, Inc. (the “Company” or “We”) was incorporated under the laws of the State Colorado on June 26, 2010. The Company is developing its planned principal operations.

A new corporation, Blue Carriage Events, Inc. (“Blue Carriage”), was formed under the laws of the State of Colorado in September 2018. Blue Carriage issued the Company 100 shares and is a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2021.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the three months ended March 31, 2022 and 2021, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through March 31, 2022, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If unable to overcome these setbacks, we may need to change the direction of the Company. .

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Debt

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco (the “Holder”) is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the principal shareholder of the Company.

As of March 31, 2022 and December 31, 2021, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $103,800 and $97,500, respectively.

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

On December 31, 2013 the Company entered into an agreement with Terayco to issue 50,000 shares of common stock of the Company to amend the $7,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued on February 15, 2014.

The note was amended on December 31, 2018 to extend the maturity date and the interest accrual date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest accrual date to December 31, 2023.

2014:

• A convertible promissory note was issued to Terayco on December 31, 2014 in the amount of $14,000.

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

On December 31, 2015, the Company entered into an agreement with Terayco to issue 50,000 shares of common stock of the Company to amend the $14,000 note to remove the optional conversion and extend the maturity date and the interest date to December 31, 2018. The shares were issued on January 10, 2016.

The note was amended at December 31, 2018 to extend the maturity date and the interest accrual date to December 31, 2020.

The note was further amended on December 31, 2020 to extend the maturity date and the interest date accrual to December 31, 2023.

2015:

• A promissory note was issued to Terayco on July 23, 2015 in the amount of $5,500.

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

The note matured December 31, 2020. The note was interest free until December 31, 2020, after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The note was amended on December 31, 2020 to extend the maturity date and the interest accrual date to December 31, 2023.

• A promissory note was issued to A. Terry Ray on November 23, 2019 in the amount of $24,000.

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

• A promissory note was issued to A. Terry Ray on July 27, 2020, in the amount of $22,000. The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum.

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

2022:

• A promissory note was issued to A. Terry, the Company President, on February 4, 2022 in the amount of $2,000.

The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

• A promissory note was issued to A. Terry, the Company President, on March 31, 2022 in the amount of $4,300.

The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The following table summarizes the issue period of each outstanding note as of:

		December 31,
	March 31, 2022	2021
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$5,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$22,000	Terry Ray
September 30, 2021	$14,000	$14,000	Terry Ray
December 30, 2021	$2,000	$2,000	Terry Ray
February 4, 2022	$2,000	$—	Terry Ray
March 31, 2022	$4,300	$—	Terry Ray
TOTAL	$103,800	$97,500

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at March 31, 2022 and December 31, 2021.

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

NOTE 6 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, “Subsequent Events,” from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company. As of March 31, 2022, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 shares (6.7%) .

As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Covid-19 Pandemic

In December 2019 Covid -19 emerged and spread worldwide. The World health Organization Covid-19 a pandemic resulting in federal, state and local governments and private entities mandating restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

In 2021 and into 2022, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company, especially in raising the funds needed for advancing our business plan. Most cities and states have had strong restrictions on gatherings during the pandemic. Many wedding, corporate and other meetings have been cancelled or postponed for the time being, thus having a dramatic effect on the Event Center business. If unable to overcome these setbacks, we may need to change the direction of the Company.

The wedding event business is the major part of our business plan for an event center.

According to “The Wedding Report,” of July 29, 2020, the Covid-19 Pandemic has had an enormous effect on the wedding business in 2020.

•	41.5% are or have moved to 2021;
•	7.0% are or have cancelled altogether (some likely married but cancelled the full event);
•	30.5% are trying to hold their current 2020 wedding date;
•	46% of couples are cutting their budget by an average of 31%;
•	58% of couples are cutting their guest count by an average of 41%;
•	Even more alarming, 58% of wedding vendors surveyed (6/2020) said they are expecting to lose more 2020 weddings.

While the report was for the year 2020, the COVID-19 pandemic did not diminish in 2021, making the event center business extremely difficult to operate profitably.

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

In a survey done in June 2021, “The Wedding Report” did a survey with the results as follows:

•	20% of 2021 weddings rescheduled out to 2022
•	Businesses are about 10% less booked than 2018/2019, it is a mixed bag

o	28% of businesses are more than 25% less booked
o	17% of businesses are more than 25% more booked

•	Many businesses are reporting that the second half of the year is the busiest for them
•	Some are seeing surges already while others are not, depending on where you are in the country and the type of business you are in.
•	Many are reporting that this year is not profit or new events, but reschedules, so that is impacting overall profit for the year.
•	Some are reporting that couples are still a bit nervous
•	Good staffing is hard to find
•	Many still reporting smaller weddings
•	87% of couples say they are not having any issues finding what they need or want
•	10% of couples reporting higher prices prior to pandemic
•	5% of couples reporting hard to find a venue for their date
•	15% of couples say they are still cutting budgets by as much as 28%
•	15% of couples say they are still cutting guest counts by as much as 27%
•	Both budget cuts and guest count reduction are consistent with what businesses are reporting.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Refer to Note 2 for a summary of our significant accounting policies.

Results of Operations for the Three months Ended March 31, 2022 compared to the Three months Ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, we did not earn any revenue.

Operating Expenses

For the three months ended March 31, 2022 and 2021, we had general and administrative expenses of $6,226 and $5,824, respectively, an increase of $402 or 6.9% . The decrease in the current period can be attributed to a decrease in professional fees.

Net Loss

For the three months ended March 31, 2022 and 2021, our net loss was $6,226 and $5,824.

Liquidity and Capital Resources

Our cash balance at March 31, 2022 was $1,038, with $103,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $6,226 for the three months ended March 31, 2022, compared with $5,824 used for operating activities during the three months ended March 31, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

During the three months ended March 31, 2022, we received $6,300 from related party loans compared to $0 for the three months ended March 31, 2021.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $102,762 with an accumulated deficit of $136,912. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the three months ended March 31, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: May 9, 2022	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal
Accounting Officer)