Form 10-Q
period 2022-06-30
Carriage House Event Center, Inc.
filed 2022-08-08
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
Yes [X]       No [ ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 5, 2022 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,672	$964
Total current assets	1,672	964

Total assets	$1,672	$964

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	—	22,000
Non-current liabilities
Related party debt – long term	106,800	75,500
Total liabilities	106,800	97,500

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(139,278)	(130,686)
Total Stockholders’ Deficit	(105,128)	(96,536)

Total Liabilities and Stockholders’ Deficit	$1,672	$964

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expenses:
General and administrative	$2,366	$3,715	$8,592	$9,539
Total operating expenses	2,366	3,715	8,592	9,539

Loss before provision for income taxes	(2,366)	(3,715)	(8,592)	(9,539)

Provision for income taxes	—	—	—	—

Net loss	$(2,366)	$(3,715)	$(8,592)	$(9,539)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(6,226)	(6,226)
Balance, March 31, 2022	4,450,000	4,450	29,700	(136,912)	(102,762)
Net loss	—	—	—	(2,366)	(2,366)
Balance, June 30, 2022	4,450,000	$4,450	$29,700	$(139,278)	$(105,128)

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2020	4,450,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(5,824)	(5,824)
Balance, March 31, 2021	4,450,000	4,450	29,700	(109,224)	(75,074)
Net loss	—	—	—	(3,715)	(3,715)
Balance, June 30, 2021	4,450,000	$4,450	$29,700	$(112,939)	$(78,789)

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,592)	$(9,539)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(8,592)	(9,539)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	9,300	—
Net cash provided by financing activities	9,300	—

Net change in cash	708	(9,539)
Cash at beginning of period	964	12,250
Cash at end of period	$1,672	$2,711

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2022

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the six months ended June 30, 2022 and 2021,Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through June 30, 2022, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The COVID-19 Pandemic has had a dramatic effect on the wedding business in America and the operations of the Company. The Event Center business had come to a complete standstill because of rules against gatherings in most cities and states. It became impossible for the Company to continue with its proposed business plan and to raise the additional funding to construct the event center as outlined in the Company business plan.

Many that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. While weddings are a major part of the business of an event center, other meetings such as corporate functions were also cancelled.

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

If unable to overcome these setbacks, we may need to change the direction of the Company, including seeking a company for a merger candidate.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Debt

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco (the “Holder”) is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the principal shareholder of the Company.

As of June 30, 2022 and December 31, 2021, the Company was indebted to Terayco and Terry Ray in the aggregate principal amount of $106,800 and $97,500, respectively.

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

The note matured December 31, 2018. The note was interest free until December 31, 2018, after which time it bears interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

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

$2,000 was repaid toward this note in the third quarter of 2020, leaving a balance of $22,000. The note was amended on July 27, 2020 to extend the maturity date and the interest accrual date to December 31, 2023.

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

● A promissory note was issued to A. Terry, the Company President, on June 30, 2022 in the amount of $3,000.

The note matures December 31, 2023. The note is interest free until December 31, 2023 after which time it will bear interest at the rate of 4% per annum. Interest is accrued and compounded monthly and becomes payable on the maturity date.

The following table summarizes the issue period of each outstanding note as of:

		December 31,
	June 30, 2022	2021
December 31, 2012	$7,000	$7,000	Terayco International
December 31, 2014	$14,000	$14,000	Terayco International
July 15, 2015	$5,500	$5,500	Terayco International
September 10, 2019	$33,000	$33,000	Terry Ray
November 23, 2020	$22,000	$22,000	Terry Ray
September 30, 2021	$14,000	$14,000	Terry Ray
December 30, 2021	$2,000	$2,000	Terry Ray
February 4, 2022	$2,000	$—	Terry Ray
March 31, 2022	$4,300	$—	Terry Ray
June 30, 2022	$3,000	$—	Terry Ray
TOTAL	$106,800	$97,500

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at June 30, 2022 and December 31, 2021.

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

Business Overview

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 558 Castle Pines Parkway, B-4, Suite 140, Castle Pines, CO 80108Telephone 303-730-7939.

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

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company.As of June 30, 2022, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 shares(6.7%) .

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

Since 2020and through 2022, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company, especially in raising the funds needed for advancing our business plan. Most cities and states have had strong restrictions on gatherings during the pandemic. Many wedding, corporate and other meetings were cancelled or postponed, thus having a dramatic effect on the Event Center business.If unable to overcome these setbacks, we may need to changethe direction of the Company, including seeking a company for a merger candidate.

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

Many of those that have had their reservations at an event center, sometimes a year in advance, have had to postpone or cancel, usually because of the requirement to limited numbers of people at gatherings imposed by mayors and governors. The event center business has suffered with these cancellations. While weddings are a major part of the business of an event center, other meetings such as corporate functionswere also cancelled or postponed.

In June 2021, “The Wedding Report” did a survey with the results as follows:

●	20% of 2021 weddings rescheduled out to 2022
●	Businesses are about 10% less booked than 2018/2019, it is a mixed bag
o	28% of businesses are more than 25% less booked
o	17% of businesses are more than 25% more booked
●	Many businesses are reporting that the second half of the year is the busiest for them
●	Some are seeing surges already while others are not, depending on where you are in the country and the type of business you are in.
●	Many are reporting that this year is not profit or new events, but reschedules, so that is impacting overall profit for the year.
●	Some are reporting that couples are still a bit nervous
●	Good staffing is hard to find
●	Many still reporting smaller weddings
●	87% of couples say they are not having any issues finding what they need or want
●	10% of couples reporting higher prices prior to pandemic
●	5% of couples reporting hard to find a venue for their date
●	15% of couples say they are still cutting budgets by as much as 28%
●	15% of couples say they are still cutting guest counts by as much as 27%
●	Both budget cuts and guest count reduction are consistent with what businesses are reporting.

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

Results of Operations for the Three months Ended June 30, 2022 compared to the Three months Ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, we did not earn any revenue.

Operating Expenses

For the three months ended June 30, 2022 and 2021, we had general and administrative expenses of $2,366 and $3,715, respectively, a decrease of $1,359 or 36.3% . The decrease in the current period can be attributed to a decrease in professional fees.

Net Loss

For the three months ended June 30, 2022 and 2021, our net loss was $2,366 and $3,715.

Results of Operations for the Six months Ended June 30, 2022 compared to the Six months Ended June 30, 2021.

For the six months ended June 30, 2022 and 2021, we did not earn any revenue.

Operating Expenses

For the six months ended June 30, 2022 and 2021, we had general and administrative expenses of $8,592 and $9,539, respectively, a decrease of $947 or 9.9% . The decrease in the current period can be attributed to a decrease in professional fees.

Net Loss

For the six months ended June 30, 2022 and 2021, our net loss was $8,592 and $9,539.

Liquidity and Capital Resources

Our cash balance at June 30, 2022 was $1,672, with $106,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $8,592forthe six months ended June 30, 2022, compared with $9,539 used for operating activities during the six months ended June 30, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022, we received $9,300 from related party loans compared to $0 for the six months ended June 30, 2021.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $105,128with an accumulated deficit of $139,278. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures duringthe six months ended June 30, 2022were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT
CENTER, INC.

Date: August 8, 2022	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)