Form 10-Q
period 2022-09-30
Carriage House Event Center, Inc.
filed 2022-11-14
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
Yes [X]      No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 11, 2022 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Carriage House Event Center, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,306	$964
Total current assets	1,306	964

Total assets	$1,306	$964

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	—	22,000
Non-current liabilities
Related party debt – long term	109,300	75,500
Total liabilities	109,300	97,500

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(142,144)	(130,686)
Total Stockholders’ Deficit	(107,994)	(96,536)

Total Liabilities and Stockholders’ Deficit	$1,306	$964

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expenses:
General and administrative	$2,866	$14,244	$11,458	$23,783
Total operating expenses	2,866	14,244	11,458	23,783

Loss before provision for income taxes	(2,866)	(14,244)	(11,458)	(23,783)

Provision for income taxes	—	—	—	—

Net loss	$(2,866)	$(14,244)	$(11,458)	$(23,783)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(6,226)	(6,226)
Balance, March 31, 2022	4,450,000	4,450	29,700	(136,912)	(102,762)
Net loss	—	—	—	(2,366)	(2,366)
Balance, June 30, 2022	4,450,000	4,450	29,700	(139,278)	(105,128)
Net loss	—	—	—	(2,866)	(2,866)
Balance, September 30, 2022	4,450,000	$4,450	$29,700	$(142,144)	$(107,994)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance, December 31, 2020	4,450,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(5,824)	(5,824)
Balance, March 31, 2021	4,450,000	4,450	29,700	(109,224)	(75,074)
Net loss	—	—	—	(3,715)	(3,715)
Balance, June 30, 2021	4,450,000	4,450	29,700	(112,939)	(78,789)
Net loss	—	—	—	(14,244)	(14,244)
Balance, September 30, 2021	4,450,000	$4,450	$29,700	$(127,183)	$(93,033)

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,458)	$(23,783)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(11,458)	(23,783)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	11,800	14,000
Net cash provided by financing activities	11,800	14,000

Net change in cash	342	(9,783)
Cash at beginning of period	964	12,250
Cash at end of period	$1,306	$2,467

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the nine months ended September 30, 2022 and 2021,Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through September 30, 2022, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If unable to overcome these setbacks, we may need to change the direction of the Company, including seeking a company for a merger candidate.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the principal shareholder of the Company.

All notes are interest free until December 31, 2023, after which time they will bear interest at the rate of 4% per annum.

The following table summarizes the outstanding notes as of September 30, 2022 and December 31, 2021.

Issue Date	Maturity Date	September 30, 2022	December 31, 2021
December 31, 2012	December 31, 2023	$7,000	$7,000	Terayco International
December 31, 2014	December 31, 2023	$14,000	$14,000	Terayco International
July 15, 2015	December 31, 2023	$5,500	$5,500	Terayco International
September 10, 2019	December 31, 2023	$33,000	$33,000	Terry Ray
November 23, 2020	December 31, 2023	$22,000	$22,000	Terry Ray
September 30, 2021	December 31, 2023	$14,000	$14,000	Terry Ray
December 30, 2021	December 31, 2023	$2,000	$2,000	Terry Ray
February 4, 2022	December 31, 2023	$2,000	$—	Terry Ray
March 31, 2022	December 31, 2023	$4,300	$—	Terry Ray
June 30, 2022	December 31, 2023	$3,000	$—	Terry Ray
August 10, 2022	December 31, 2023	$2,500	$—	Terry Ray
TOTAL		$109,300	$97,500

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

Business Overview

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 558 Castle Pines Parkway, B-4, Suite 140, Castle Pines, CO 80108 Telephone 303-730-7939.

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

Even if all of the shares offered on the S-1 Registration Statement had been sold, our management would continue to own over a majority of the outstanding shares of the Company. As of September 30, 2022, management and affiliates own 4,150,000 shares (93.3%) and the shareholders hold the free stock own 300,000 shares(6.7%) .

As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

The Company was formed for the purpose of researching and developing a concept of an Event Center with many additional associated businesses on the grounds of the Event Center. As a result of the Covid-19 Pandemic and other circumstances that have negatively affected the event center business and ultimately our ability to raise capital and move forward with our original business plan, the Company is seeking other opportunities including a possible merger, acquisition and/or change of our business plan.

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

Results of Operations for the Three months Ended September 30, 2022 compared to the Three months Ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, we did not earn any revenue.

Operating Expenses

For the three months ended September 30, 2022 and 2021, we had general and administrative expenses of $2,866 and $14,244, respectively, a decrease of $11,378 or 79.8% . The decrease in the current period can be attributed to a decrease of $1,895 in professional fees, $1,500 of which was for audit fees. In the prior year we incurred a $10,000 expense for FINRA related filings. We had no similar expense in the current period.

Net Loss

For the three months ended September 30, 2022 and 2021, our net loss was $2,866 and $14,244.

Results of Operations for the Nine months Ended September 30, 2022 compared to the Nine months Ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021, we did not earn any revenue.

Operating Expenses

For the nine months ended September 30, 2022 and 2021, we had general and administrative expenses of $11,458 and $23,783, respectively, a decrease of $12,325 or 51.8% . The decrease in the current period can be attributed to a decrease of $3,415 in professional fees, $2,720 of which was for audit fees. In the prior year we incurred a $10,000 expense for FINRA related filings. We had no similar expense in the current period.

Net Loss

For the nine months ended September 30, 2022 and 2021, our net loss was $11,458 and $23,783.

Liquidity and Capital Resources

Our cash balance at September 30, 2022 was $1,306, with $109,300 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $11,458 for the nine months ended September 30, 2022, compared with $23,783 used for operating activities during the nine months ended September 30, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

During the nine months ended September 30, 2022, we received $11,800 from related party loans compared to $14,000 for the nine months ended September 30, 2021.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $107,994 with an accumulated deficit of $142,144. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT CENTER, INC.

Date: November 14, 2022	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)