Form 10-K
period 2022-12-31
Carriage House Event Center, Inc.
filed 2023-02-27
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.[ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

The number of shares outstanding of the issuer’s Common Stock as of February 15, 2023, was 4,450,000.

CARRIAGE HOUSE EVENT CENTER INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2022 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Our independent registered public accountants have expressed a “going concern” opinion.

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

After the shares offered on the S-1 Registration Statement were sold, our management and related parties continue to own over a majority of the outstanding shares of the Company. As of December 31, 2022, management and affiliates own 4,120,000 shares (92.6%) and the shareholders holding the free stock own 300,000 shares (6.7%). As a result, management has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

Since 2020, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company, especially in raising the funds needed for advancing our business plan. Most cities and states have had strong restrictions on gatherings during the pandemic. Many wedding, corporate and other meetings have been cancelled or postponed for the time being, thus having a dramatic effect on the Event Center business. If the pandemic does not subside quickly, the Company may have to move quickly in a different direction, including seeking a possible merger candidate or candidates.

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

While the report was for the year 2020, the COVID-19 pandemic did not diminish in 2021 and the trend continued through 2022, making the event center business extremely difficult to operate profitably.

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

While the Covid-19 pandemic has subsided and allows for more public meetings, the danger of Covid-19 still impacteds the Event Center Business in early 2022. Since our Company is based heavily on an event center, and thus on meetings of 50 to 1,000 people, the progress of the Company had been dramatically curtailed in a number of ways. First, in the raising of capital through investors in our public offering and in additional private capital. Second in advancing our business plan in a number of areas, including getting the interest of companies that might be interested in participating in our overall concept.

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

Our plan is to attempt to continue with our business plan of developing a unique Event Center, If circumstances continue to impact the Event Center business negatively, the company may have to move in a different direction, including seeking a possible merger candidate for the Company.

Our focus for the fiscal year ended December 31, 2023 will be on continuing to attempt to raise additional capital, more research as to the overall concept and contacting companies that would desire to be a part of the event center concept. The officers of the Company may also seek to find a good candidate for a merger of the Company that would be of benefit to shareholders.

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

We have a total of 45,000,000 authorized common shares with a par value of $0.001 per share with 4,450,000 common shares issued and outstanding as of December 31, 2022.

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

Employees and Employment Agreements

Our only employee is our President, A. Terry Ray .. Ms. Ray currently devotes 10-20 hours per month to company matters and after receiving funding or a substantial increase in revenues she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

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

Preferred Stock

We have 5,000,000 shares of Preferred Stock authorized, none of which have been designated. No shares are issued and outstanding.

Security Holders

As of December 31, 2022, the Company had 39 shareholders of record of the Company’s common stock and 4,450,000 common shares issued and outstanding, of which 4,020,000 shares were held by our Officers and Directors, A. Terry Ray and Janel Ray.

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

Options and Warrants

There are no outstanding options or warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2022.

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

We are a company formed for the purpose of developing a unique Event Center, encompassing a variety of additional services in the same location. However, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company. If circumstances continue to impact the Event Center business negatively, the company may have to move in a different direction, including seeking a possible merger candidate for the Company.

The Year Ended December 31, 2022 Compared To The Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, we did not earn any revenue.

Operating expenses

For the years ended December 31, 2022 and 2021, we had general and administrative expenses of $13,824 and $27,286, respectively, a decrease of $13,462 or 49.3%. The decrease in the current year can be attributed to a decrease of $4,615 in professional fees. In the prior year we incurred a $10,000 expense for FINRA related filings. We had no similar expense in the current period.

Net Loss

For the years ended December 31, 2022 and 2021, our net loss was $13,824 and $27,286, respectively.

Liquidity and Capital Resources

Our cash balance at December 31, 2022 was $1,440, with $111,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $13,824 for the year ended December 31, 2022, compared with $27,286 used in operating activities for the year ended December 31, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2022 and 2021.

Financing Activities

Cash flows provided by financing activities were $14,300 and $16,000 during the years ended December 31, 2022 and 2021, respectively. All cash received was from related party loans.

We have not yet generated sustained profits from our operations. Our independent registered public accountants have expressed a "going concern" opinion. As of December 31, 2022, we had an accumulated deficit of $144,510.

While our current burn rate is nominal, it is expected that our costs of operations will continue to exceed revenues, primarily due to the costs associated with being a public reporting company. Based upon our current business plan, we will continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we raise additional capital either through the sale of common stock or incurrence of debt. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2023 will be on to attempt to raise the capital needed to construct the event center and pursue those companies that would desire to be a part of the overall concept. However, the Covid-19 Pandemic has had a dramatic effect on the progress of the Company and while the Pandemic has subsided, the Company has had difficulty in raising needed funds and may have to move in a different direction.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $13,824 and $27,286 for the years ended December 31, 2022 and 2021, respectively, and have an accumulated deficit of $144,510 as of December 31, 2022, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Consolidated Financial Statements

For The Year Ended December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Carriage House Event Center, Inc.

Castle Pines, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Carriage House Event Center, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

February 27, 2023

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,440	$964
Total current assets	1,440	964

Total assets	$1,440	$964

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	111,800	22,000
Non-current liabilities
Related party debt – long term	—	75,500
Total liabilities	111,800	97,500

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(144,510)	(130,686)
Total Stockholders’ Deficit	(110,360)	(96,536)

Total Liabilities and Stockholders’ Deficit	$1,440	$964

The accompanying notes are an integral part of these consolidated financial statements.

     CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Expenses:
General and administrative	$13,824	$27,286
Total operating expenses	13,824	27,286

Loss before provision for income taxes	(13,824)	(27,286)

Provision for income taxes	—	—

Net loss	$(13,824)	$(27,286)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2020	4,450,000	$4,450	$29,700	$(103,400)	$(69,250)
Net loss	—	—	—	(27,286)	(27,286)
Balance, December 31, 2021	4,450,000	4,450	29,700	(130,686)	(96,536)
Net loss	—	—	—	(13,824)	(13,824)
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,824)	$(27,286)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(13,824)	(27,286)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	14,300	16,000
Net cash provided by financing activities	14,300	16,000

Net change in cash	476	(11,286)
Cash at beginning of year	964	12,250
Cash at end of year	$1,440	$964

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
Notes to the Consolidated Financial Statements
December 31, 2022 and 2021

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc.; wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the years ended December 31, 2022 and 2021, Blue Carriage had no transactions and has no bank account.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of ASC 718, Compensation - Stock Compensation, which establishes that equity awards issued to employees and non-employees for services are valued at the grant date fair value of the equity award. An expense is recognized over the requisite service or vesting period. The fair value of stock options issued as compensation shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in ASC 718.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with US GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The Company has no potentially dilutive shares as of December 31, 2022 and 2021.

Recent Accounting Standards

The Company has reviewed and implemented all new accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through December 31, 2022, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While the COVID-19 pandemic has subsided and allow public meetings. the pandemic has had a dramatic effect on the progress of the Company, and as a result, the Company may have to change directions, including seeking a merger candidate for the company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the officer and director and principal shareholder of the Company.

All notes are interest free until December 31, 2023, after which time they will bear interest at the rate of 4% per annum.

The following table summarizes the outstanding notes as of December 31, 2022 and 2021.

Issue Date	Maturity Date	December 31, 2022	December 31, 2021
December 31, 2012	December 31, 2023	$7,000	$7,000	Terayco International
December 31, 2014	December 31, 2023	$14,000	$14,000	Terayco International
July 15, 2015	December 31, 2023	$5,500	$5,500	Terayco International
September 10, 2019	December 31, 2023	$33,000	$33,000	Terry Ray
November 23, 2020	December 31, 2023	$22,000	$22,000	Terry Ray
September 30, 2021	December 31, 2023	$14,000	$14,000	Terry Ray
December 30, 2021	December 31, 2023	$2,000	$2,000	Terry Ray
February 4, 2022	December 31, 2023	$2,000	$—	Terry Ray
March 31, 2022	December 31, 2023	$4,300	$—	Terry Ray
June 30, 2022	December 31, 2023	$3,000	$—	Terry Ray
August 10, 2022	December 31, 2023	$2,500	$—	Terry Ray
November 20, 2022	December 31, 2023	$2,500	$—	Terry Ray
TOTAL		$111,800	$97,500

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at December 31, 2022 and 2021.

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

Preferred Stock

We have 5,000,000 shares of Preferred Stock authorized, none of which have been designated. No shares are issued and outstanding.

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

The provision for Federal income tax consists of the following December 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$(2,900)	$(5,700)
Change in valuation allowance	2,900	5,700
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(30,300)	$(27,400)
Less: valuation allowance	30,300	27,400
Net deferred tax asset	$—	$—

At December 31, 2022, the Company had net operating loss carry forwards of approximately $144,500 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2022 or 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC 740, Income Taxes, provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2018 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that no material subsequent events exist.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2022, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2022, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control processes. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the period ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
A. Terry Ray	78	President, CEO, CFO, Director	December 2012

Janel Ray	48	Secretary	March 2018

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

Janel L. Ray, Secretary, Treasurer.

Ms. Ray was first elected to serve as Secretary of the Corporation on June 28, 2010. She resigned that position on December 28, 2015 to pursue other opportunities. On March 4, 2018 she was again appointed to serve as Secretary, Treasurer of the Company. Ms. Ray served as Secretary and Director of Frontier Digital Media Group, Inc. a public Company, from September 11, 2011 to May 4, 2018, when she resigned. Over the years she has worked in various positions of sales, product development, and consulting within those positions. She also had part time employment for catering and event planning companies in the Denver, Colorado area. She is adept in the Adobe programs Photoshop, Illustrator, After Effects, Premier Pro, and Encore which are used in the development of videos and commercials. From 2007-2011 Ms. Ray owned and operated a vinyl lettering business in which she developed the website and all marketing, created and produced the product through digital design, handled sales and finances, and all customer service. From 1997-1999 Ms. Ray acquired dental knowledge as a dental assistant. Ms. Ray has held various small positions throughout the past 20 years which have given her experience in customer assistance and service, digital design, and bookkeeping. Mr. Ray devotes approximately 5 hours per week to our business.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Change in
Pensions
Value and
Nonqualifie
						Non- Equity	d Deferred
Name and				Stock	Option	IncentivePlan	Compensati
Principal		Salary	Bonus	Awards	Awards	Compensation	on Earnings
Position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A. Terry Ray	2022	-	-	-	-	-	-
A. Terry Ray	2021	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 4,450,000 shares outstanding on December 31, 2022.

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

All notes are interest free until December 31, 2023, after which time they will bear interest at the rate of 4% per annum.

The following table summarizes the outstanding notes as of December 31, 2022 and 2021.

Issue Date	Maturity Date	December 31, 2022	December 31, 2021
December 31, 2012	December 31, 2023	$7,000	$7,000	Terayco International
December 31, 2014	December 31, 2023	$14,000	$14,000	Terayco International
July 15, 2015	December 31, 2023	$5,500	$5,500	Terayco International
September 10, 2019	December 31, 2023	$33,000	$33,000	Terry Ray
November 23, 2020	December 31, 2023	$22,000	$22,000	Terry Ray
September 30, 2021	December 31, 2023	$14,000	$14,000	Terry Ray
December 30, 2021	December 31, 2023	$2,000	$2,000	Terry Ray
February 4, 2022	December 31, 2023	$2,000	$—	Terry Ray
March 31, 2022	December 31, 2023	$4,300	$—	Terry Ray
June 30, 2022	December 31, 2023	$3,000	$—	Terry Ray
August 10, 2022	December 31, 2023	$2,500	$—	Terry Ray
November 20, 2022	December 31, 2023	$2,500	$—	Terry Ray
TOTAL		$111,800	$97,500

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2022 and 2021, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$8,500	$12,420
Audit Related fees	$—	$1,500
Other fees	$—	$495
Total Fees	$8,500	$17,215

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document(1)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: February 27, 2023	By:	/s/ A. Terry Ray
A. Terry, Ray
Chief Executive Officer, Chief Financial and Accounting
Officer and Director