Form 10-Q
period 2023-03-31
Carriage House Event Center, Inc.
filed 2023-05-09
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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
Yes [ X ]           No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [ X ]           No [ ]

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
Yes [X]           No [ ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 5, 2023 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$50,990	$1,440
Total current assets	50,990	1,440

Total assets	$50,990	$1,440

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	166,800	111,800
Total liabilities	166,800	111,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(149,960)	(144,510)
Total Stockholders’ Deficit	(115,810)	(110,360)

Total Liabilities and Stockholders’ Deficit	$50,990	$1,440

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Expenses:
General and administrative	$5,450	$6,226
Total operating expenses	5,450	6,226

Loss before provision for income taxes	(5,450)	(6,226)

Provision for income taxes	—	—

Net loss	$(5,450)	$(6,226)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)
Net loss	—	—	—	(5,450)	(5,450)
Balance, March 31, 2023	4,450,000	$4,450	$29,700	$(149,960)	$(115,810)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(6,226)	(6,226)
Balance, March 31, 2022	4,450,000	$4,450	$29,700	$(136,912)	$(102,762)

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,450)	$(6,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(5,450)	(6,226)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	55,000	6,300
Net cash provided by financing activities	55,000	6,300

Net change in cash	49,550	74
Cash at beginning of period	1,440	964
Cash at end of period	$50,990	$1,038

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage house Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

The Company was formed for the purpose of researching and developing a concept for an Event Center with many additional associated businesses on the same grounds of the Event Center. For several years, the Company did extensive research on Event Centers throughout Colorado, Utah and Arizona.

The Company was formed for the purpose of researching and developing the concept of an Event Center with many additional associated businesses on the grounds of the Event Center. As a result of the Covid-19 Pandemic and other circumstances that have negatively affected the event center business and ultimately our ability to raise capital and move forward with our original business plan. However, now that the Pandemic has subsided, the Company intends to move forward with the original business plan. If the Company is unable to raise the required funds to fulfill its business plan, the Company may seek other opportunities including a possible merger, acquisition and/or change of our business plan.

Our focus for the fiscal year ending December 31, 2023, will be on continuing our attempt to raise additional capital, increasing research as to the overall concept and contacting companies that could possibly be a part of the Carriage House Event Center concept and lastly attempting to locate a possible facility.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the three months ending March 31, 2023 and the year ended December 31, 2022, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through March 31, 2023, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If unable to overcome these setbacks, we may need to change the direction of the Company, including seeking a company for a merger candidate.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the officer and director and principal shareholder of the Company. VentureVest Capital Corp. is a corporation owned by Phil E. Ray, the husband of A. Terry Ray. The Company received proceeds of $55,000 and $6,300 from these parties during the three months ended March 31, 2023 and 2022, respectively, and made $0 repayments.

All notes are interest free until December 31, 2023, after which time they will bear interest at the rate of 4% per annum.

The following table summarizes the outstanding notes as of March 31, 2023 and December 31, 2022.

Issue Date	Maturity Date	March 31, 2023	December 31, 2022
December 31, 2012	December 31, 2023	$7,000	$7,000	Terayco International
December 31, 2014	December 31, 2023	$14,000	$14,000	Terayco International
July 15, 2015	December 31, 2023	$5,500	$5,500	Terayco International
September 10, 2019	December 31, 2023	$33,000	$33,000	Terry Ray
November 23, 2020	December 31, 2023	$22,000	$22,000	Terry Ray
September 30, 2021	December 31, 2023	$14,000	$14,000	Terry Ray
December 30, 2021	December 31, 2023	$2,000	$2,000	Terry Ray
February 4, 2022	December 31, 2023	$2,000	$2,000	Terry Ray
March 31, 2022	December 31, 2023	$4,300	$4,300	Terry Ray
June 30, 2022	December 31, 2023	$3,000	$3,000	Terry Ray
August 10, 2022	December 31, 2023	$2,500	$2,500	Terry Ray
November 20, 2022	December 31, 2023	$2,500	$2,500	Terry Ray
February 11, 2023	December 31, 2023	$5,000	$—	Terry Ray
March 24, 2023	December 31, 2023	$50,000	$—	VentureVest Capital Corp.
TOTAL		$166,800	$111,800

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at March 31, 2023 and December 31, 2022.

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

NOTE 6 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the consolidated unaudited financial statements were issued and has determined that no material subsequent events exist.

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

As of the date of this filing, we have not conducted any business through the Company or through our subsidiary other than research. Our principal executive offices are located at 558 Castle Pines Parkway, B-4, Suite 140, Castle Pines, CO 80108 Telephone 303-730-7939.

We have not generated revenue to date. Our operations since 2010 to date have consisted of extensive research of our concept and filing an S-1 registration statement.

Our independent accountants have expressed a “going concern” opinion on our December 31, 2022 and 2021 audited financial statements.

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

Our management and related parties own a majority of the outstanding shares of the Company. As of March 31, 2023, management and affiliates own 4,120,000 shares (92.6%) and shareholders holding the free trading sharesown 300,000 shares(6.7%) . As a result, management has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

The Company was formed for the purpose of researching and developing a concept of an Event Center with many additional associated businesses on the grounds of the Event Center. As a result of the Covid-19 Pandemic and other circumstances that have negatively affected the event center business and ultimately our ability to raise capital and move forward with our original business plan. However, now that the Pandemic has subsided, the Company intends to move forward with the original business plan. If the Company is unable to raise the required funds to fulfill its business plan, the Company may seek other opportunities including a possible merger, acquisition and/or change of our business plan.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Summary of Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated interim financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Results of Operations for the Three months Ended March 31, 2023 compared to the Three months Ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, we did not earn any revenue.

Operating Expenses

For the three months ended March 31, 2023 and 2022, we had general and administrative expenses of $5,450 and $6,226, respectively, a decrease of $776 or 12.5% . The decrease in the current period can be attributed to a decrease of $250 in accounting and $500 in EDGAR fees.

Net Loss

For the three months ended March 31, 2023 and 2022, our net loss was $5,450 and $6,226, respectively.

Liquidity and Capital Resources

Our cash balance at March 31, 2023 was $50,990, with $166,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $5,450 for the three months ended March 31, 2023, compared with $6,226 used for operating activities during the three months ended March 31, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2023 or 2022.

Financing Activities

During the three months ended March 31, 2023, we received $55,000 from related party loans compared to $6,300 for the three months ended March 31, 2022. We received $50,000 from VentureVest Capital Corp. and $5,000 from A. Terry Ray. VentureVest is owned by Phil E. Ray, the husband of A. Terry Ray.

Going Concern

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations, and at March 31, 2023 had a stockholders’ deficit of $115,810 with an accumulated deficit of $149,960. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the three months ended March 31, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

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

CARRIAGE HOUSE EVENT CENTER, INC.

Date: May 9, 2023	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)