Form 10-Q
period 2023-09-30
Carriage House Event Center, Inc.
filed 2023-10-30
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐             No ☒

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at October 18, 2023 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$41,806	$1,440
Total current assets	41,806	1,440

Total assets	$41,806	$1,440

Liabilities and Stockholders’ Deficit
Current liabilities:
Related party debt	116,800	111,800
Total current liabilities	116,800	111,800
Related party debt – long term	47,000	—
Total liabilities	163,800	111,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value;45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(156,144)	(144,510)
Total Stockholders’ Deficit	(121,994)	(110,360)

Total Liabilities and Stockholders’ Deficit	$41,806	$1,440

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expenses:
General and administrative	$2,803	$2,866	$11,634	$11,458
Total operating expenses	2,803	2,866	11,634	11,458

Loss before provision for income taxes	(2,803)	(2,866)	(11,634)	(11,458)

Provision for income taxes	—	—	—	—

Net loss	$(2,803)	$(2,866)	$(11,634)	$(11,458)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)
Net loss	—	—	—	(5,450)	(5,450)
Balance, March 31, 2023	4,450,000	4,450	29,700	(149,960)	(115,810)
Net loss	—	—	—	(3,381)	(3,381)
Balance, June 30, 2023	4,450,000	4,450	29,700	(153,341)	(119,191)
Net loss	—	—	—	(2,803)	(2,803)
Balance, September 30, 2023	4,450,000	$4,450	$29,700	$(156,144)	$(121,994)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(6,226)	(6,226)
Balance, March 31, 2022	4,450,000	4,450	29,700	(136,912)	(102,762)
Net loss	—	—	—	(2,366)	(2,366)
Balance, June 30, 2022	4,450,000	4,450	29,700	(139,278)	(105,128)
Net loss	—	—	—	(2,866)	(2,866)
Balance, September 30, 2022	4,450,000	$4,450	$29,700	$(142,144)	$(107,994)

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,634)	$(11,458)
Adjustments to reconcile net loss to net cash used by operating activities:
Net cash used by operating activities	(11,634)	(11,458)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	55,000	11,800
Repayments to related party	(3,000)	—
Net cash provided by financing activities	52,000	11,800

Net change in cash	40,366	342
Cash at beginning of period	1,440	964
Cash at end of period	$41,806	$1,306

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2023

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

On June 6, 2023, the Company filed a Form 8-K with the Securities and Exchange Commission declaring a Change in Shell Company Status whereby the Company is no longer a shell company. In the Form 8-K the Company stated how the effect of the COVID-19 Pandemic had a dramatic effect on the fundraising and progress of the Company and now the Company was prepared to move forward. On March 24, 2023, the Company received a loan in the amount of $50,000 to be used for working capital. This loan was from Venture Vest Capital Corp, a corporation that A. Terry Ray is affiliated with and which her husband, Phil E. Ray is President.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the nine months ending September 30, 2023 and the year ending December 31, 2022, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through September 30, 2023, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If unable to overcome these setbacks, we may need to change the direction of the Company, including seeking a company for a merger candidate.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the officer and director and principal shareholder of the Company. Venture Vest Capital Corp. is a corporation owned by Philip E. Ray. The Company received proceeds of $55,000 and $11,800 from these parties during the nine months ended September 30, 2023 and 2022, respectively, and made $3,000 in repayments during the nine months ended September 30, 2023.

All notes, except the note dated September 30, 2023, are interest free until December 31, 2023, after which time they will bear interest at the rate of 4% per annum. The note dated September 30, 2023 is interest free until December 31, 2024, after which time it will bear interest at the rate of 4% per annum

The following table summarizes the outstanding notes as of September 30, 2023 and December 31, 2022.

Issue Date	Maturity Date	September 30, 2023	December 31, 2022
December 31, 2012	December 31, 2023	$7,000	$7,000	Terayco International
December 31, 2014	December 31, 2023	$14,000	$14,000	Terayco International
July 15, 2015	December 31, 2023	$5,500	$5,500	Terayco International
September 10, 2019	December 31, 2023	$33,000	$33,000	Terry Ray
November 23, 2020	December 31, 2023	$22,000	$22,000	Terry Ray
September 30, 2021	December 31, 2023	$14,000	$14,000	Terry Ray
December 30, 2021	December 31, 2023	$2,000	$2,000	Terry Ray
February 4, 2022	December 31, 2023	$2,000	$2,000	Terry Ray
March 31, 2022	December 31, 2023	$4,300	$4,300	Terry Ray
June 30, 2022	December 31, 2023	$3,000	$3,000	Terry Ray
August 10, 2022	December 31, 2023	$2,500	$2,500	Terry Ray
November 20, 2022	December 31, 2023	$2,500	$2,500	Terry Ray
February 11, 2023	December 31, 2023	$5,000	$—	Terry Ray
September 30, 2023	December 31, 2024	$47,000	$—	VentureVest Capital Corp.
TOTAL		$163,800	$111,800

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at September 30, 2023 and December 31, 2022.

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

Our management and related parties own a majority of the outstanding shares of the Company. As of September 30, 2023, management and affiliates own 4,120,000 shares (92.6%) and shareholders holding the free trading shares own 300,000 shares(6.7%) . As a result, management has the ability to determine the outcome on all matters requiring the approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

Results of Operations for the Three months Ended September 30, 2023, compared to the Three months Ended September 30, 2022.

For the three months ended September 30, 2023 and 2022, we did not earn any revenue.

Operating Expenses

For the three months ended September 30, 2023 and 2022, we had general and administrative expenses of $2,803 and $2,866, respectively, a decrease of $63 or 2.2% .The decrease in the current period was insignificant.

Net Loss

For the three months ended September 30, 2023 and 2022, our net loss was $2,803 and $2,866, respectively.

Results of Operations for the Nine months Ended September 30, 2023, compared to the Nine months Ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, we did not earn any revenue.

Operating Expenses

For the nine months ended September 30, 2023 and 2022, we had general and administrative expenses of $11,634 and $11,458, respectively, an increase of $176 or 1.5% . The increase in the current period was insignificant.

Net Loss

For the nine months ended September 30, 2023 and 2022, our net loss was $11,634 and $11,458, respectively.

Liquidity and Capital Resources

Our cash balance at September 30, 2023 was $41,806, with $163,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $11,634 for the nine months ended September 30, 2023, compared with $11,458 used for operating activities during the nine months ended September 30, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2023 or 2022.

Financing Activities

During the nine months ended September 30, 2023, we received $55,000 from related party loans compared to $11,800 for the nine months ended September 30, 2022. In the current period we received $50,000 from VentureVest Capital Corp. and repaid $3,000; and we received $5,000 from A. Terry Ray. Venture Vest is owned by Phil E. Ray, the husband of A. Terry Ray.

Going Concern

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations, and a stockholders’ deficit of $121,994 with an accumulated deficit of $156,144 at September 30, 2023. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT CENTER, INC.

Date: October 30, 2023	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)