Form 10-K
period 2023-12-31
Carriage House Event Center, Inc.
filed 2024-02-05
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2023

Commission file number 333-236117

CARRIAGE HOUSE EVENT CENTER, INC.
(Exact Name of Registrant as Specified in Its Charter)

COLORADO
(State or Other Jurisdiction of
Incorporation or Organization)
558 Castle Pines Parkway B-4 Suite 140
Castle Pines, Colorado 80108
Phone: 303-517-8845

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐           No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers’ during the relevant recovery period pursuant to §240.10D -1(b).

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

The number of shares outstanding of the issuer’s Common Stock as of January 18, 2024, was 4,450,000.

CARRIAGE HOUSE EVENT CENTER INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2023 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Part I

Item 1. Business

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 558 Castle Pines Parkway,B-4 Suite 140 Castle Pines, Colorado, 80108 Telephone 303-517-8845.

Operations

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

After the shares offered on the S-1 Registration Statement were sold, our management and related parties continue to own over a majority of the outstanding shares of the Company. As of December 31, 2023, management and affiliates own 4,120,000 shares (92.6%) and the shareholders holding the free stock own 300,000 shares (6.7%) . As a result, management has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

The brokerage firm that filed the 15c2-11 with FINRA in 2022, although having received a large deposit, has been unable to get the Company to clear with The Depository Trust and Clearing Corporation (DTCC) and as a result, the stock of the Company has been unable to trade on the over-the-counter market since becoming a public company in 2022. This has had an extremely negative effect on the Company in raising additional capital and moving the company ahead with its business plan. The Company is taking steps to get the stock of the Company cleared with DTCC.

The Impact of Covid-19 Pandemic on Business Operations.

The Covid-19 Pandemic had a dramatic effect on the Company and on the entire event center business through 2020, 2021,2022 and into 2023. The event center business has always been based on events comprising large groups from 50 to 1,000 or more. During the pandemic, most cities and states would not allow meetings of groups of any size. This virtually stopped the event center business during the pandemic.

The event center business is based heavily on the wedding business as weddings held in event centers are typically scheduled a year or more in advance.

According to “The Wedding Report, “a firm that records and disseminates information on weddings held in most cities and in every state, weddings that were scheduled to be held in 2021, 2022 and going into 2023 in event centers were rescheduled, canceled, and held in homes or other venues with much smaller groups than originally planned. During that period of time, the event center business was virtually shut down.

While the event center business began to recover in 2023, according to “The Wedding Report” bookings and guest counts are still significantly lower than prior to the Pandemic.

The Covid-19 Pandemic and other circumstances negatively affected the event center business as a whole and ultimately our ability to raise capital and move forward with our original business plan. While the Company completed an S-1 offering in 2022 and became a public company, the Company intended to raise additional capital through private offerings to move ahead on the business plan of developing an Event Center. It became impossible to raise capital on the Event Center concept.

However, now that the Pandemic has subsided, the Company intends to move forward with the original business plan in raising additional capital and developing an active Event Center.

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

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. When completed, the purchase will be funded with common or preferred stock of the Company and debt. On December 18, 2023, the letter of intent was amended stating the LOI would remain open for execution until July 30, 2024. It is expected that the transaction may be completed in the third quarter of 2024.

Our focus for the fiscal year ending December 31, 2024, will be on continuing our attempt to raise additional capital, increasing research as to the overall concept, contacting companies that could possibly be a part of the Carriage House Event Center concept, locating possible Event Center locations and completing a transaction on a facility.

If the Company is unable to raise the required funds to fulfill its business plan, the Company may seek other opportunities including a possible merger, acquisition and/or change of our business plan.

General Information

We are a startup company, have not generated revenues and have a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our plan is to attempt to continue with our business plan of developing a unique Event Center. Toward that goal the Company has entered into a Letter of Intent to purchase an 8050 Sq. Ft. building in Mesa, Arizona. When completed, the purchase will be funded with common or preferred stock of the Company and debt.

If circumstances continue to impact the Event Center business negatively, and our ability to raise additional capital, the company may have to move in a different direction, including seeking a possible merger candidate for the Company.

Our focus for the fiscal year ended December 31, 2024 will be on continuing to attempt to raise additional capital, more research as to the overall concept and contacting companies that would desire to be a part of the event center concept. The officers of the Company may also seek to find a good candidate for a merger of the Company that would be of benefit to shareholders.

Emerging Growth Company Status under the JOBS Act

Carriage House Event Center, Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•

Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

•

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

•

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We have a total of 45,000,000 authorized common shares with a par value of $0.001 per share with 4,450,000 common shares issued and outstanding as of December 31, 2023.

We have 5,000,000 preferred shares, par value $0.001, authorized of which none is issued and outstanding.

Our plan of operation is to continue to attempt to raise additional capital and making contacts with various businesses that might become a part of the Carriage House Event Center program.

Competition

There are event centers in almost every city. These Centers can vary in size and the number of guests that they can accommodate. For example, there are over 40 facilities acting as event centers of various types in the Denver metropolitan area and over 30 in the Phoenix area. These facilities include those that were constructed to be an event center, and older buildings such as homes, restaurants and churches converted into event centers. In addition, hotels with event facilities, restaurants with rooms for events, golf clubs, museums, community centers special facilities open to the public, could all be considered competition.

Because the concept of Carriage House Event Center is far different than most, we would hope that we could be competitive to other event centers within a given geographical location.

There is no assurance that we will be able to compete with the existing event centers, those that hold events of all kinds, or new event centers that may be built in the future.

Many of our current and potential competitors may have advantages over us including:

•	Longer operating histories and greater market presence,

•	Better name recognition,

•	Access to larger customer bases,

•	Economies of scale and cost structure advantages, and

•	Greater sales and marketing, programming, distribution, technical, financial and other resources.

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

Employees and Employment Agreements

Our only employee is our President, A. Terry Ray. Ms. Ray currently devotes 10-20 hours per month to company matters and after receiving funding or a substantial increase in revenues she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

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

Market Information

Our common shares are quoted on the OTC Markets website under the symbol “CRGH”. However, there has been no trading of our common shares to date.

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

Security Holders

As of December 31, 2023, the Company had 39 shareholders of record of the Company’s common stock and 4,450,000 common shares issued and outstanding, of which 4,020,000 shares were held by our Officers and Directors, A. Terry Ray and Janel Ray.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2023 or 2022.

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

We are a company formed for the purpose of developing a unique Event Center, encompassing a variety of additional services in the same location. However, both the Covid-19 Pandemic and the Company stock not being able to trade on the over-the-counter market has had a dramatic effect on the progress of the Company. If circumstances continue to impact the development of our business plan, the Company may have to move in a different direction, including seeking a possible merger candidate for the Company.

The Year Ended December 31, 2023 Compared To The Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, we did not earn any revenue.

Operating expenses

For the years ended December 31, 2023 and 2022, we had general and administrative expenses of $15,434 and $13,824, respectively, an increase of $1,610 or 11.6% . The increase in the current year can be attributed to an increase of $1,500 in professional fees.

Net Loss

For the years ended December 31, 2023 and 2022, our net loss was $15,434 and $13,824, respectively.

Liquidity and Capital Resources

Our cash balance on December 31, 2023 was $29,006, with $153,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $14,434 for the year ended December 31, 2023, compared with $13,824 used in operating activities for the year ended December 31, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2023 and 2022.

Financing Activities

Cash flows provided by financing activities were $42,000 and $14,300 during the years ended December 31, 2023 and 2022, respectively. All cash received was from related party loans.

We have not yet generated sustained profits from our operations. Our independent registered public accountants have expressed a "going concern" opinion. As of December 31, 2023, we had an accumulated deficit of $159,944.

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

Our plan of operation for the fiscal year 2024 will be to attempt to raise the capital needed to construct the event center and pursue those companies that would desire to be a part of the overall concept.

We anticipate spending $14,000 on professional fees, including fees payable for complying with reporting obligations, $2,000 in general administrative costs and $1,500 in working capital. Total expenditure over the next 12 months are therefore expected to be approximately $17,500.

Management intends to keep the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward.

Critical Accounting Policies, Judgments and Estimates

Refer to Note 2 for a summary of our significant accounting policies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $15,434 and $13,824 for the years ended December 31, 2023 and 2022, respectively, and have an accumulated deficit of $159,944 as of December 31, 2023, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot be assured that such financing will be available on acceptable terms.

Our current management has agreed to advance funds to the Company on an “as needed” basis. Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance that we will be able to raise the necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•	failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act; and

•	failure to increase sales and income for the Company.

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

Item 8. Financial Statements and Supplementary Data

Carriage House Event Center, Inc.

Consolidated Financial Statements For The Year Ended December 31, 2023

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
Vancouver, WA 98666
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors
Carriage House Event Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheet of Carriage House Event Center, Inc as of December 31, 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements for the year ended December 31, 2022 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 27, 2023.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
We have served as the Company’s auditor since 2024.
PCAOB ID 6104
Vancouver, Washington
January 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Carriage House Event Center, Inc.
Castle Pines, CO

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Carriage House Event Center, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah
Farmington, Utah
February 27, 2023

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$29,006	$1,440
Total current assets	29,006	1,440

Total assets	$29,006	$1,440

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,000	$—
Related party debt	—	111,800
Non-current liabilities
Related party debt – long term	153,800	—
Total liabilities	154,800	111,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(159,944)	(144,510)
Total Stockholders’ Deficit	(125,794)	(110,360)

Total Liabilities and Stockholders’ Deficit	$29,006	$1,440

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Expenses:
General and administrative	$15,434	$13,824
Total operating expenses	15,434	13,824

Loss before provision for income taxes	(15,434)	(13,824)

Provision for income taxes	—	—

Net loss	$(15,434)	$(13,824)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	4,450,000	$4,450	$29,700	$(130,686)	$(96,536)
Net loss	—	—	—	(13,824)	(13,824)
Balance, December 31, 2022	4,450,000	4,450	29,700	(144,510)	(110,360)
Net loss	—	—	—	(15,434)	(15,434)
Balance, December 31, 2023	4,450,000	$4,450	$29,700	$(159,944)	$(125,794)

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,434)	$(13,824)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	1,000	—
Net cash used by operating activities	(14,434)	(13,824)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	55,000	14,300
Repayments to related party debt	(13,000)	—
Net cash provided by financing activities	42,000	14,300

Net change in cash	27,566	476
Cash at beginning of year	1,440	964
Cash at end of year	$29,006	$1,440

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
Notes to the Consolidated Financial Statements
December 31, 2023

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc.; wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the years ended December 31, 2023 and 2022, Blue Carriage had no transactions and has no bank account.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2023 and 2022.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The Company has no potentially dilutive shares as of December 31, 2023 and 2022.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through December 31, 2023, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. When completed, the purchase will be funded with common or preferred stock of the Company and debt.

Our focus for the fiscal year ending December 31, 2024, will be on continuing our attempt to raise additional capital, increasing research as to the overall concept, contacting companies that could possibly be a part of the Carriage House Event Center concept and completing a transaction on a facility.

If the Company is unable to raise the required funds to fulfill its business plan, the Company may seek other opportunities including a possible merger, acquisition and/or change of our business plan.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the officer and director and principal shareholder of the Company. Venture Vest Capital Corp. is a corporation owned by Philip E. Ray. The Company received proceeds of $14,300 from these parties during the year ended December 31, 2022.

We had the following notes as of December 31, 2022:

Issue Date	Maturity Date	December 31, 2022
December 31, 2012	12/31/2023	$7,000	Terayco International, Ltd
December 31, 2014	12/31/2023	$14,000	Terayco International, Ltd
July 15, 2015	12/31/2023	$5,500	Terayco International, Ltd
September 10, 2019	12/31/2023	$33,000	Terry Ray
November 23, 2020	12/31/2023	$22,000	Terry Ray
September 30, 2021	12/31/2023	$14,000	Terry Ray
December 30, 2021	12/31/2023	$2,000	Terry Ray
February 4, 2022	12/31/2023	$2,000	Terry Ray
March 31, 2022	12/31/2023	$4,300	Terry Ray
June 30, 2022	12/31/2023	$3,000	Terry Ray
August 10, 2022	12/31/2023	$2,500	Terry Ray
November 20, 2022	12/31/2023	$2,500	Terry Ray
February 11, 2023	12/31/2023	$–	Terry Ray
September 30, 2023	12/31/2024	$–	VentureVest Capital Corp.
TOTAL		$111,800

The Company received proceeds of $55,000 from these parties during the year ended December 31, 2023 and made $13,000 in repayments during the year ended December 31, 2023.

On December 31, 2023, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	December 31, 2023
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
12/31/2023	12/31/2025	$37,000	VentureVest Capital Corp
TOTAL		$153,800

All promissory notes are interest free until December 31,2025 at which time any unpaid balance will bear interest at the rate of 4% per annum.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding as of December 31, 2023 and 2022.

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

The provision for Federal income tax consists of the following December 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$(3,200)	$(2,900)
Change in valuation allowance	3,200	2,900
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$(33,500)	$(30,300)
Less: valuation allowance	33,500	30,300
Net deferred tax asset	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $147,700 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2023 or 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2023, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2023, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control processes. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the period ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

On January 17, 2023, the Company was informed that our independent registered public accounting firm since 2022, Pinnacle Accountancy Group of Utah (“Pinnacle”) had sold a portion of its business to GreenGrowth CPAs (“GreenGrowth”) and was resigning.

On January 22, 2024, the Company engaged and executed an agreement with Michael Gillespie & Associates, PLLC (“Gillespie”), as the Company’s new independent accountant to replace Pinnacle.

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

The officers and directors are as follows:

Name	Age	Positions Held
A. Terry Ray	79	President, CEO, CFO, Director

Janel Jean-Baptiste	49	Secretary

Alice Terry Ray-President

Ms. Ray was appointed President, Chief Executive Officer, and a director of the Company on December 5, 2012. Ms. Ray has served as the corporate Secretary of a number of public and private corporations and the Administrative Assistant or Secretary to presidents of several companies for many years. Since 1991, she has served as a Director and the Secretary of American Business Services, Inc. She has also served as Secretary and Director of VentureVest Capital Corporation, a venture capital firm in Colorado. From 1995 to January 2004, she was employed as a Senior Administrator for Denver Reserve, Inc., a premier leader of Health Benefit Administration, located in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Janel L. Jean-Baptiste, Secretary, Treasurer.

Ms. Jean-Baptiste (formerly Janel Ray) was first elected to serve as Secretary of the Corporation on June 28, 2010. She resigned that position on December 28, 2015 to pursue other opportunities. On March 4, 2018, she was again appointed to serve as Secretary and Treasurer of the Company. Ms. Jean-Baptiste served as Secretary and Director of Frontier Digital Media Group, Inc. a public Company, from September 11, 2011 to May 4, 2018, when she resigned. Over the years she has worked in various positions of sales, product development, and consulting within those positions. She also had part time employment for catering and event planning companies in the Denver, Colorado area. She is adept in the Adobe programs Photoshop, Illustrator, After Effects, Premier Pro, and Encore which are used in the development of videos and commercials. From 2007-2011 Ms. Jean-Baptiste owned and operated a vinyl lettering business in which she developed the website and all marketing, created and produced the product through digital design, handled sales and finances, and all customer service. From 1997-1999 Ms. Jean-Baptiste acquired dental knowledge as a dental assistant. Ms. Jean-Baptiste has held various small positions throughout the past 20 years which have given her experience in customer assistance and service, digital design, and bookkeeping. Mr. Jean-Baptiste devotes approximately 1 hour per week to our business.

Family Relationships

Janel Jean-Baptiste, our Secretary, is the daughter of A. Terry Ray, our President.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and				Stock	Option	Incentive Plan
Principal		Salary	Bonus	Awards	Awards	Compensation
Position	Year	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

A. Terry Ray	2023	-	-	-	-	-
A. Terry Ray	2022	-	-	-	-	-

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

2.      Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 4,450,000 shares outstanding on December 31, 2023.

Except as otherwise provided, the address of each such person is the Company’s address at 558 Castle Pines Parkway B-4 Suite 140, Castle Pines, Colorado 80108.

	Name and Address Of Beneficial
Title of Class	Owner	Shares	Percentage
Common	A. Terry Ray (1) 11069 E. Kilarea Ave. 180 Mesa, Arizona 85209	4,000,000	89.9%

Common	Janel Jean-Baptiste 2730 Celtic Dr. Castle Rock, CO 80104	20,000.005%

	All Officers and Directors as a Group (2 persons)	4,020,000	90%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the officer and director and principal shareholder of the Company. Venture Vest Capital Corp. is a corporation owned by Philip E. Ray. The Company received proceeds of $14,300 from these parties during the year ended December 31, 2022.

We had the following notes as of December 31, 2022:

Issue Date	Maturity Date	December 31, 2022
December 31, 2012	12/31/2023	$7,000	Terayco International, Ltd
December 31, 2014	12/31/2023	$14,000	Terayco International, Ltd
July 15, 2015	12/31/2023	$5,500	Terayco International, Ltd
September 10, 2019	12/31/2023	$33,000	Terry Ray
November 23, 2020	12/31/2023	$22,000	Terry Ray
September 30, 2021	12/31/2023	$14,000	Terry Ray
December 30, 2021	12/31/2023	$2,000	Terry Ray
February 4, 2022	12/31/2023	$2,000	Terry Ray
March 31, 2022	12/31/2023	$4,300	Terry Ray
June 30, 2022	12/31/2023	$3,000	Terry Ray
August 10, 2022	12/31/2023	$2,500	Terry Ray
November 20, 2022	12/31/2023	$2,500	Terry Ray
February 11, 2023	12/31/2023	$—	Terry Ray
September 30, 2023	12/31/2024	$—	VentureVest Capital Corp.
TOTAL		$111,800

The Company received proceeds of $55,000 from these parties during the year ended December 31, 2023 and made $13,000 in repayments during the year ended December 31, 2023.

On December 31, 2023, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	December 31, 2023
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
12/31/2023	12/31/2025	$37,000	VentureVest Capital Corp
TOTAL		$153,800

All promissory notes are interest free until December 31,2025 at which time any unpaid balance will bear interest at the rate of 4% per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2023 and 2022, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Pinnacle Accountancy Group of Utah
	2023	2022
Audit fees	$10,000	$8,500
Audit Related fees	$—	$—
Other fees	$—	$—
Total Fees	$10,000	$8,500

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

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: February 5, 2024	By:	/s/ A. Terry Ray
A. Terry, Ray
Chief Executive Officer, Chief Financial and Accounting
Officer and Director