Form 10-Q
period 2024-03-31
Carriage House Event Center, Inc.
filed 2024-04-29
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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

Yes ☐          No ☒

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at April 22, 2024 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$19,216	$29,006
Total current assets	19,216	29,006

Total assets	$19,216	$29,006

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$1,000
Non-current liabilities
Related party debt – long term	150,800	153,800
Total liabilities	150,800	154,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(165,734)	(159,944)
Total Stockholders’ Deficit	(131,584)	(125,794)

Total Liabilities and Stockholders’ Deficit	$19,216	$29,006

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Expenses:
General and administrative	$5,790	$5,450
Total operating expenses	5,790	5,450

Loss before provision for income taxes	(5,790)	(5,450)

Provision for income taxes	—	—

Net loss	$(5,790)	$(5,450)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2023	4,450,000	$4,450	$29,700	$(159,944)	$(125,794)
Net loss	—	—	—	(5,790)	(5,790)
Balance, March 31, 2024	4,450,000	$4,450	$29,700	$(165,734)	$(131,584)
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’
	Shares	Amount			Deficit
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)
Net loss	—	—	—	(5,450)	(5,450)
Balance, March 31, 2023	4,450,000	$4,450	$29,700	$(149,960)	$(115,810)

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,790)	$(5,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	(1,000)	—
Net cash used by operating activities	(6,790)	(5,450)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	—	55,000
Payments on related party debt	(3,000)	—
Net cash (used) provided by financing activities	(3,000)	55,000

Net change in cash	(9,790)	49,550
Cash at beginning of period	29,006	1,440
Cash at end of period	$19,216	$50,990

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2024

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

The Covid-19 Pandemic and other circumstances negatively affected the event center business and ultimately our ability to raise capital and move forward with our original business plan. However, now that the Pandemic has subsided, the Company intends to move forward.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the year ended December 31, 2023.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the three months ending March 31, 2024 and the year ending December 31, 2023, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through March 31, 2024, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. When completed, the purchase will be funded with common or preferred stock of the Company and debt. It is expected that the transaction may be completed in the second quarter of 2024.

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

In February and March of 2024, an amount of $3,000 was repaid toe Venturevest Capital Corp. and the Promissory Note of December 31, 2023 in the amount of $47,000 was cancelled and a new Promissory Note in the amount of $34,000 was made to Venturevest Capital Corp. Dated March 31, 2024.

As of March 31, 2024, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	March 31, 2024
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
3/31/2024	12/31/2025	$34,000	VentureVest Capital Corp
TOTAL		$150,800

All promissory notes are interest free until December 31,2025 at which time any unpaid balance will bear interest at the rate of 4% per annum.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at March 31, 2024 and December 31, 2023.

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

Our independent accountants have expressed a “going concern” opinion on our December 31, 2023 and 2022 audited financial statements.

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

Our management and related parties own a majority of the outstanding shares of the Company. As of March 31, 2024, management and affiliates own 4,120,000 shares (92.6%) and shareholders holding the free trading shares own 300,000 shares (6.7%) . As a result, management has the ability to determine the outcome on all matters requiring the approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. This is a prime location in the heart of Mesa and would be excellent for servicing a very wide area. In Maricopa County there were

26,272 weddings in 2022 at an average cost of $36,739 (“The Wedding Report”) as well as thousands of other types of meetings held in its event centers. When completed, the purchase will be funded with common or preferred stock of the Company and debt. It is expected that the transaction may be completed in the second quarter of 2024.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have not identified any critical accounting estimates. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 –Summary of Significant Accounting Policies of our 2023 Annual Report on Form 10-K and Note 2 – Summary of Significant Accounting Policies in the accompanying consolidated interim financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Results of Operations for the Three months Ended March 31, 2024, compared to the Three months Ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, we did not earn any revenue.

Operating Expenses

For the three months ended March 31, 2024 and 2023, we had general and administrative expenses of $5,790 and $5,450, respectively, an increase of $340 or 6.2% . The increase in the current period was insignificant.

Net Loss

For the three months ended March 31, 2024 and 2023, our net loss was $5,790 and $5,450, respectively.

Liquidity and Capital Resources

Our cash balance at March 31, 2024 was $19,216, with $150,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $6,790 for the three months ended March 31, 2024, compared with $5,450 used for operating activities during the three months ended March 31, 2023

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2024 or 2023.

Financing Activities

During the three months ended March 31, 2024, we used $3,000 to repay related party loans compared to receiving $55,000 from related party loans in the prior period.

Going Concern

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations, and a stockholders’ deficit of $131,584 with an accumulated deficit of $165,734 at March 31, 2024. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the three months ended March 31, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT CENTER, INC.

Date: April 29, 2024	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)