Form 10-Q
period 2024-06-30
Carriage House Event Center, Inc.
filed 2024-07-26
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐          No ☒

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at July 9, 2024 was 4,450,000.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$45,601	$29,006
Total current assets	45,601	29,006

Total assets	$45,601	$29,006

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$1,000
Non-current liabilities
Related party debt – long term	180,800	153,800
Total liabilities	180,800	154,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(169,349)	(159,944)
Total Stockholders’ Deficit	(135,199)	(125,794)

Total Liabilities and Stockholders’ Deficit	$45,601	$29,006

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Expenses:
General and administrative	$3,615	$3,381	$9,405	$8,831
Total operating expenses	3,615	3,381	9,405	8,831

Loss before provision for income taxes	(3,615)	(3,381)	(9,405)	(8,831)

Provision for income taxes	—	—	—	—

Net loss	$(3,615)	$(3,381)	$(9,405)	$(8,831)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)
					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2023	4,450,000	$4,450	$29,700	$(159,944)	$(125,794)
Net loss	—	—	—	(5,790)	(5,790)
Balance, March 31, 2024	4,450,000	4,450	29,700	(165,734)	(131,584)
Net loss	—	—	—	(3,615)	(3,615)
Balance, June 30, 2024	4,450,000	$4,450	$29,700	$(169,349)	$(135,199)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)
Net loss	—	—	—	(5,450)	(5,450)
Balance, March 31, 2023	4,450,000	4,450	29,700	(149,960)	(115,810)
Net loss	—	—	—	(3,381)	(3,381)
Balance, June 30, 2023	4,450,000	$4,450	$29,700	$(153,341)	$(119,191)

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,405)	$(8,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	—	—
Net cash used by operating activities	(9,405)	(8,831)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	30,000	55,000
Payments on related party debt	(3,000)	—
Net cash (used) provided by financing activities	27,000	55,000

Net change in cash	17,595	46,169
Cash at beginning of period	29,006	1,440
Cash at end of period	$45,601	$47,609

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2024

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the six months ending June 30, 2024 and the year ending December 31, 2023, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through June 30, 2024, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. When completed, the purchase will be funded with common or preferred stock of the Company and debt. It is expected that the transaction may be completed in the fourth quarter of 2024.

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

On June 19, 2024, Venturevest Capital Corp. loaned the Company an additional amount of $30,000 to be used for working capital for the company. The Company entered into a promissory note with Venturevest Capital Corporation on June 20, 2024, in the amount of $30,000.

As of June 30, 2024, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	June 30, 2024
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
3/31/2024	12/31/2025	$34,000	VentureVest Capital Corp
6/20/2024	12/31/2025	$30,000	VentureVest Capital Corp
TOTAL		$180,800

All promissory notes are interest free until December 31,2025 at which time any unpaid balance will bear interest at the rate of 4% per annum.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at June 30, 2024 and December 31, 2023.

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

NOTE 6 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the unaudited consolidated financial statements were issued and has determined that no material subsequent events exist.

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

Our management and related parties own a majority of the outstanding shares of the Company. As of June 30, 2024, management and affiliates own 4,120,000 shares (92.6%) and shareholders holding the free trading shares own 300,000 shares (6.7%) . As a result, management has the ability to determine the outcome on all matters requiring the approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. This is a prime location in the heart of Mesa and would be excellent for servicing a very wide area. In Maricopa County there were 26,272 weddings in 2022 at an average cost of $36,739 (“The Wedding Report”) as well as thousands of other types of meetings held in its event centers. When completed, the purchase will be funded with common or preferred stock of the Company and debt. It is expected that the transaction may be completed in the fourth quarter of 2024.

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

Results of Operations for the Three months Ended June 30, 2024, compared to the Three months Ended June 30, 2023.

For the three months ended June 30, 2024 and 2023, we did not earn any revenue.

Operating Expenses

For the three months ended June 30, 2024 and 2023, we had general and administrative expenses of $3,615 and $3,381, respectively, an increase of $234 or 6.9% . The increase in the current period was insignificant.

Net Loss

For the three months ended June 30, 2024 and 2023, our net loss was $3,615 and $3,381, respectively.

Results of Operations for the Six months Ended June 30, 2024, compared to the Six months Ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, we did not earn any revenue.

Operating Expenses

For the six months ended June 30, 2024 and 2023, we had general and administrative expenses of $9,405 and $8,831, respectively, an increase of $574 or 6.5% . The increase in the current period was insignificant.

Net Loss

For the six months ended June 30, 2024 and 2023, our net loss was $9,405 and $8,831, respectively.

Liquidity and Capital Resources

Our cash balance at June 30, 2024 was $45,601, with $180,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $9,405 for the six months ended June 30, 2024, compared with $8,831 used for operating activities during the six months ended June 30, 2023

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2024 or 2023.

Financing Activities

During the six months ended June 30, 2024, we received $30,000 from a related party loan and used $3,000 to repay related party loans compared to receiving $55,000 from related party loans in the prior period.

Going Concern

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations, and a stockholders’ deficit of $135,199 with an accumulated deficit of $169,349 at June 30, 2024. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the six months ended June 30, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE HOUSE EVENT CENTER, INC.

Date: July 25, 2024	/s/ A. Terry Ray
A. Terry Ray, President and CEO
(Principal Executive Officer), (Principal Accounting Officer)