Form 10-K
period 2024-12-31
Carriage House Event Center, Inc.
filed 2025-01-28
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2024

Commission file number 333-236117

CARRIAGE HOUSE EVENT CENTER, INC.
(Exact Name of Registrant as Specified in Its Charter)

COLORADO
(State or Other Jurisdiction of
Incorporation or Organization)
558 Castle Pines Parkway, B-4,Suite 140,
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

The number of shares outstanding of the issuer’s Common Stock as of January 28, 2025, was 4,450,000.

CARRIAGE HOUSE EVENT CENTER INC.
 TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2024 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Carriage House Event Center, Inc. (“we, “us,” “our,” the “Company” or “Carriage House”) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. As of the date of this filing, we have not conducted any business through the Company or through our subsidiary. Our principal executive offices are located at 558 Castle Pines Parkway, B-4 Suite 140 Castle Pines, Colorado, 80108 Telephone 303-517-8845.

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

After the shares offered on our S-1 Registration Statement filed in 2020 were sold, our management and related parties continue to own over a majority of the outstanding shares of the Company. As of December 31, 2024, management and affiliates own 4,120,000 shares (92.6%) and the shareholders holding the free stock own 300,000 shares (6.7%) . As a result, management has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

The brokerage firm that filed the 15c2-11 with FINRA in 2022 was finally able to get the Company cleared with The Depository Trust Clearing Corporation (DTCC) in September of 2024. As a result, the stock of the company can now trades over-the-counter. This long delay in getting DTC eligibility had an extremely negative effect on the Company’s ability to raise additional capital and therefore move ahead with our business plan.

The Impact of Covid-19 Pandemic on Business Operations.

The Covid-19 Pandemic has had a dramatic effect on the Company and on the entire event center business from 2020 and into 2024. The event center business has always been based on events comprising large groups of 50 to 1,000 or more. During the pandemic, most cities and states would not allow meetings of groups of any size. This virtually stopped the event center business during the pandemic.

The event center business is based heavily on the wedding business as weddings held in event centers are typically scheduled a year or more in advance.

According to “The Wedding Report, “a firm that records and disseminates information on weddings held in most cities and in every state, weddings that were scheduled to be held in 2021, 2022 and going into 2023 in event centers were rescheduled, canceled, and held in homes or other venues with much smaller groups than originally planned. During that period, the event center business was virtually shut down and has not yet fully recovered.

While the event center business began to recover in 2023, and continues to recover in 2024, according to “The Wedding Report” bookings and guest counts are still significantly lower than prior to the Pandemic.

The Covid-19 Pandemic and other circumstances negatively affected the event center business as a whole and ultimately our ability to raise capital and move forward with our original business plan. While the Company completed an S-1 offering in 2022 and became a public company, the Company intended to raise additional capital through private offerings to move ahead with its business plan of developing an Event Center. It became impossible to raise capital on the Event Center concept. However, now that the Pandemic has subsided, and the Company is now eligible for trading on the over-the-counter market, the Company intends to move forward with its original business plan of raising additional capital and developing an active Event Center.

On June 6, 2023, the Company filed a Form 8-K with the Securities and Exchange Commission declaring a Change in Shell Company Status whereby the Company is no longer a shell company. In Form 8-K the Company stated how the effect of the COVID-19 Pandemic had a dramatic effect on the fundraising and progress of the Company and now the Company was prepared to move forward.

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. There was a delay as to when the present tenants would move out. The agreements were renewed in December of 2024. When completed, the purchase will be funded with common or preferred stock of the Company and debt. On December 18, 2023, the letter of intent was amended stating the LOI would remain open for execution until July 30, 2024. It is expected that the transaction may be completed in the first quarter of 2025.

Our focus for the fiscal year ending December 31, 2025, will be on continuing our attempt to raise additional capital, increasing research as to the overall concept, contacting companies that could possibly be a part of the Carriage House Event Center concept, locating possible Event Center locations and completing a transaction on a facility. The officers of the Company may also seek to find a good candidate for a merger of the Company that would be of benefit to shareholders.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the Sarbanes-Oxley Act);
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2024; (iii) our issuance, in a three-year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks.

ITEM 2. PROPERTY

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

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

Security Holders

As of December 31, 2024, the Company had 39 shareholders of record of the Company’s common stock and 4,450,000 common shares issued and outstanding, of which 4,020,000 shares were held by our Officers and Directors, A. Terry Ray and Janel Ray.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2024 or 2023.

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

The Year Ended December 31, 2024 Compared To The Year Ended December 31, 2023

For the years ended December 31, 2024 and 2023, we did not earn any revenue.

Operating expenses

For the years ended December 31, 2024 and 2023 we had general and administrative expenses of $27,105 and $15,434, respectively, an increase of $11,671 or 75.6% . The increase in the current year can be attributed to an increase of $10,000 for advisory fees related to DTC.

Net Loss

For the years ended December 31, 2024 and 2023, our net loss was $27,105 and $15,434, respectively.

Liquidity and Capital Resources

Our cash balance on December 31, 2024 was $31,901, with $184,800 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, A. Terry Ray, who has agreed to advance funds for operations, however there is no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $28,105 for the year ended December 31, 2024, compared to $14,434 used in operating activities for the year ended December 31, 2023.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2024 and 2023.

Financing Activities

Cash flows provided by financing activities were $31,000 and $42,000 during the years ended December 31, 2024 and 2023, respectively. All cash received was from related party loans.

We have not yet generated sustained profits from our operations. Our independent registered public accountants have expressed a "going concern" opinion. As of December 31, 2024, we had an accumulated deficit of $187,049.

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

Going Concern and Plan of Operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we incurred net loss of $27,105 for the year ended December 31, 2024, and have an accumulated deficit of $187,049 as of December 31, 2024, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our plan of operation for the fiscal year 2025 will be to attempt to raise the capital needed to construct the event center and pursue those companies that would desire to be a part of the overall concept.

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

Significant Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our significant accounting policies and recently adopting and issued accounting standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Carriage House Event Center, Inc.

Consolidated Financial Statements for The Year Ended December 31, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS
Vancouver, WA 98666 206.353.5736

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors
Carriage House Event Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheet of Carriage House Event Center, Inc as of December 31, 2023 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
PCAOB ID 6104
Vancouver, Washington
January 23, 2025

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$31,901	$29,006
Total current assets	31,901	29,006

Total assets	$31,901	$29,006

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$1,000
Related party debt	184,800	—
Non-current liabilities	184,800	1,000
Related party debt – long term	—	153,800
Total liabilities	184,800	154,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	29,700	29,700
Accumulated deficit	(187,049)	(159,944)
Total Stockholders’ Deficit	(152,899)	(125,794)

Total Liabilities and Stockholders’ Deficit	$31,901	$29,006

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Expenses:
General and administrative	$27,105	$15,434
Total operating expenses	27,105	15,434

Loss before provision for income taxes	(27,105)	(15,434)

Provision for income taxes	—	—

Net loss	$(27,105)	$(15,434)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	4,450,000	$4,450	$29,700	$(144,510)	$(110,360)
Net loss	—	—	—	(15,434)	(15,434)
Balance, December 31, 2023	4,450,000	4,450	29,700	(159,944)	(125,794)
Net loss	—	—	—	(27,105)	(27,105)
Balance, December 31, 2024	4,450,000	$4,450	$29,700	$(187,049)	$(152,899)

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,105)	$(15,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	(1,000)	1,000
Net cash used by operating activities:	(28,105)	(14,434)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	34,000	55,000
Repayments to related party debt	(3,000)	(13,000)
Net cash provided by financing activities	31,000	42,000

Net change in cash	2,895	27,566
Cash at beginning of year	29,006	1,440
Cash at end of year	$31,901	$29,006

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
Notes to the Consolidated Financial Statements
December 31, 2024

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc.; wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. During the years ended December 31, 2024 and 2023, Blue Carriage had no transactions and has no bank account.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s related party debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock during the period. The Company has no potentially dilutive shares as of December 31, 2024 and 2023.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through December 31, 2024, with no resulting revenues. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 1, 2023, the Company entered into a letter of intent to purchase an 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona. There became a problem as to when the present tenants would vacate the building. The letter of intent was renewed on December 20, 2024

When completed, the purchase will be funded with common or preferred stock of the Company and debt.

Our focus for the fiscal year ending December 31, 2025, will be on continuing our attempt to raise additional capital, increasing research as to the overall concept, contacting companies that could possibly be a part of the Carriage House Event Center concept and completing a transaction on a facility.

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

On December 20, 2024, Terry Ray loaned the Company an additional amount of $4,000 to be used for working capital for the company.

As of December 31, 2024, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	December 31, 2024
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
3/31/2024	12/31/2025	$34,000	VentureVest Capital Corp
6/20/2024	12/31/2025	$30,000	VentureVest Capital Corp
12/20/2024	12/31/2025	$4,000	Terry Ray
TOTAL		$184,800

All promissory notes are interest free until December 31, 2025 at which time any unpaid balance will bear interest at the rate of 4% per annum.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding as of December 31, 2024 and 2023.

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

The provision for Federal income tax consists of the following December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$(5,700)	$(3,200)
Change in valuation allowance	5,700	3,200
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$(39,300)	$(33,500)
Less: valuation allowance	39,300	33,500
Net deferred tax asset	$—	$—

At December 31, 2024, the Company had net operating loss carry forwards of approximately $187,000 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2024 or 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through January 23, 2025, the date the consolidated financial statements were issued and has determined that the following material subsequent events exist.

Subsequent to December 31, 2024, the Company repaid $10,000 of the March 31, 2024, note payable to VentureVest Capital Corporation and created a new note on January 8, 2025 for $24,000.

On January 6, 2025 four shareholders of the Company, including A. Terry Ray, Terayco Enterprises, Ltd., DLR Associates, and Janel Jean-Baptiste (Dunda) (collectively, the “Selling Shareholders”), entered into a Stock Purchase Agreement (as at any time amended, restated, supplemented or otherwise modified, the “Purchase Agreement”) with Zhonghe Brand Ltd., a company established in the British Virgin Islands (the “Purchaser”) to sell an aggregate of Four Million One Hundred Fifty Thousand (4,150,000) shares of the Company’s common stock, personally owned by Selling Shareholders, which represents approximately 93.26% of the issued and outstanding shares of the Company. The closing of the Purchase Agreement became effective on January 22, 2025 (the “Effective Date”).

In addition, on the Effective Date, A Terry Ray and Janel Jean-Baptiste (Dunda), submitted their resignations from all executive officer positions with the Company, including Chief Executive Officer, Chief Financial Officer, and Secretary respectively.

Mr. Lei He was appointed as Chief Executive Officer, Chief Financial Officer and to the Board of the Company, effective immediately. Ms. Ziqian Li was appointed as Secretary of the Company, effective immediately.

Effective January 22, 2024, the letter of intent to purchase the 8050 Sq. Ft. building in Mesa, Maricopa County, Arizona was terminated.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2024, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2024, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee and lacks documentation of its internal control processes. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the period ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The officers and directors are as follows:

Name	Age	Positions Held
A. Terry Ray	80	President, CEO, CFO, Director

Janel Jean-Baptiste	50	Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and				Stock	Option	Incentive Plan	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

A. Terry Ray	2024	-	-	-	-	-	-
A. Terry Ray	2023	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2024, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 4,450,000 shares outstanding on December 31, 2024.

Except as otherwise provided, the address of each such person is the Company’s address at 558 Castle Pines Parkway B-4 Suite 140, Castle Pines, Colorado 80108.

Title of Class	Name and Address Of Beneficial Owner	Shares	Percentage
Common	A. Terry Ray (1) 11069 E. Kilarea Ave. 180 Mesa, Arizona 85209	4,000,000	89.9%

Common	Janel Jean-Baptiste 2730 Celtic Dr. Castle Rock, CO 80104	20,000.005%

	All Officers and Directors as a Group (2 persons)	4,020,000	90%

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

On December 20, 2024, Terry Ray loaned the Company an additional amount of $4,000 to be used for working capital for the company.

As of December 31, 2024, the outstanding promissory notes were consolidated into four new promissory notes.

Issue Date	Maturity Date	December 31, 2024
12/31/2023	12/31/2025	$26,500	Terayco International, Ltd
12/31/2023	12/31/2025	$71,000	Terry Ray
12/31/2023	12/31/2025	$19,300	Terry Ray
3/31/2024	12/31/2025	$34,000	VentureVest Capital Corp
6/20/2024	12/31/2025	$30,000	VentureVest Capital Corp
12/20/2024	12/31/2025	$4,000	Terry Ray
TOTAL		$184,800

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

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2024 and 2023, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2024	2023
Audit fees	$9,295	$10,000
Audit Related fees	$—	$—
Other fees	$—	$—
Total Fees	$9,295	$10,000

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

Carriage House Event Center Inc.

Date: January 28, 2025	By:	/s/ A. Terry Ray
A. Terry, Ray
Chief Executive Officer, Chief Financial and Accounting
Officer and Director