Form 10-Q
period 2025-03-31
Carriage House Event Center, Inc.
filed 2025-05-27
CIK 1798458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ *QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

☐  *TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-236117

Zhonghe Brand Yunjigou Technology Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Colorado	82-4268982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Tian’an Science Park, Tower 23, 20th Floor
Panyu District, Guangzhou, PRC 510006

(Address of principal executive offices and Zip Code)

+86 15016720830
(Registrant's telephone number, including area code)
__________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒          No ☐

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 27, 2025 was 4,450,000.

__________________________

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$0	$31,901
Total current assets	0	31,901

Total assets	$0	$31,901

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$—
Non-current liabilities
Related party debt – long term	0	184,800
Total liabilities	0	184,800

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 45,000,000 shares authorized; 4,450,000 shares issued and outstanding	4,450	4,450
Additional paid in capital	204,500	29,700
Accumulated deficit	(208,950)	(187,049)
Total Stockholders’ Deficit	0	(152,899)

Total Liabilities and Stockholders’ Deficit	$0	$31,901

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Expenses:
General and administrative	$21,901	$5,790
Total operating expenses	21,901	5,790

Loss before provision for income taxes	(21,901)	(5,790)

Provision for income taxes	—	—

Net loss	$(21,901)	$(5,790)

Net Loss per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	4,450,000	4,450,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2024	4,450,000	$4,450	$29,700	$(187,049)	$(152,899)
Net loss	—	—	174,800	(21,901)	152,899
Balance, March 31, 2025	4,450,000	$4,450	$204,500	$(208,950)	$0

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2023	4,450,000	$4,450	$29,700	$(159,944)	$(125,794)
Net loss	—	—	—	(5,790)	(5,790)
Balance, March 31, 2024	4,450,000	$4,450	$29,700	$(165,734)	$(131,584)

See accompanying notes to these unaudited condensed consolidated financial statements.

CARRIAGE HOUSE EVENT CENTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,901)	$(5,790)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable	0	(1,000)
Net cash used by operating activities	(21,901)	(6,790)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from related party debt	—	—
Payments on related party debt	(10,000)	(3,000)
Net cash (used) provided by financing activities	(10,000)	(3,000)

Net change in cash	(31,901)	(9,790)
Cash at beginning of period	31,901	29,006
Cash at end of period	$0	$19,216

Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Carriage House Event Center, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2025

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

The Covid-19 Pandemic and other circumstances negatively affected the event center business and ultimately our ability to raise capital and move forward with our original business plan. However, now that the Pandemic has subsided, the Company intends to move forward, not only in the Event Center industry, but also other related industries such as Movie Theater and Cinema.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and Blue Carriage Events, Inc., its wholly owned subsidiary. During the three months ending March 31, 2025 and the year ending December 31, 2024, Blue Carriage has had no transactions and has no bank account.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has used mainly related party loans to finance activities during the period from June 26, 2010 (inception) through March 31, 2025, with no resulting revenues. The Company has already service its debt, and planning to raise capital by issuing additional common stocks. The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may substantially curtail or terminate its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our focus for the fiscal year ending December 31, 2025, will be on continuing our attempt to raise additional capital, acquiring companies operating in cinema management industry.

If the Company is unable to raise the required funds to fulfill its business plan, the Company may seek other opportunities including a possible merger, acquisition and/or change of our business plan.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has forgiven and terminated pre-existing promissory notes (each a “Note” and collectively the “Notes”) with related parties, Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Terayco is a corporation owned by Phillip E. Ray, the husband of A. Terry Ray, and A. Terry Ray, the former officer and director and former principal shareholder of the Company. Venture Vest Capital Corp. is a corporation owned by Philip E. Ray.

The Company received proceeds of $34,000 from these parties during the year ended December 31, 2024 and made $3,000 in repayments during the year ended December 31, 2024.

In January of 2025, an amount of $24,000 was repaid to Venturevest Capital Corp. and a Debt Forgiveness Agreement was executed by Venturevest Capital Corp. and Carriage House Event Center Inc.. The Promissory Note of June 20, 2024 in the amount of $30,000 and the Promissory Note of January 8, 2025 in the amount of $24,000 was forgiven and terminated.

In January of 2025, an amount of 2,585 was repaid to A. Terry Ray and a Debt Forgiveness Agreement was executed by A. Terry Ray and Carriage House Event Center Inc.. The Promissory Note of December 31, 2023 in the amount of $71,000 and $19,300, as well as the Promissory Note of December 20, 2024 in the amount of $4,000 was forgiven and terminated.

In January of 2025, a Debt Forgiveness Agreement was executed by Terayco Enterprises, Ltd. and Carriage House Event Center Inc.. The Promissory Note of December 31, 2023 in the amount of $26,500 was forgiven and terminated.

As of March 31, 2025, there was no outstanding promissory notes.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

There are 45,000,000 shares of Common Stock, $0.001 par value, authorized, with 4,450,000 shares issued and outstanding at March 31, 2025 and December 31, 2024.

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

Business Overview

Zhonghe Brand Yunjigou Technology Inc. (formerly known as Carriage House Event Center, Inc.) was incorporated in the state of Colorado on June 26, 2010. On September 11, 2018, we formed a wholly owned subsidiary company, Blue Carriage Events, Inc. On March 31, 2025 and April 4, 2025, respectively, Zhonghe Brand Ltd., a stockholder controlled by our Chief Executive Officer and Director, Ms. Lei He, and the holder of approximately 93.26% of the Company’s then issued and outstanding voting securities, and the Board took action by written consent approving and adopting an amendment to the Company’s Articles of Incorporation to (i) increase the number of authorized shares of common stock to 1,000,000,000, (ii) change the name of the Company to “Zhonghe Brand Yunjigou Technology Inc.” and (iii) update the principal office address of the Company on file to “20th Floor, Building 23, Tian'an Science Park, Panyu District, Guangzhou, P.R. China 511400” (collectively, the “Amendments”). The Amendments became effective on May 12, 2025. Unless otherwise indicated in this Quarterly Report, references to “we,” “us,” “our,” or the “Company” refer to Zhonghe Brand Yunjigou Technology Inc. None of our operations are conducted through this entity. Our principal executive offices are located at Tian’an Science Park, Tower 23, 20th Floor, Panyu District, Guangzhou, PRC.

In 2020, the Company filed the Registration Statement on Form S-1, as amended, to register 1,000,000 shares of common stock to be sold to the public at the price of $0.10 per share for a total of $100,000. The Registration Statement became effective on May 8, 2020.

We were formed for the purpose of developing a unique event center, encompassing a variety of additional services in the same location. Since incorporation in 2010, our operations have consisted of extensive research. However, the onset of the COVID-19 pandemic, along with the Company’s inability to maintain quotation on the over-the-counter market, has significantly impacted our progress and operations. In addition, the original business concept did not progress as expected. The Company is currently planning to shift its strategic direction, and is actively pursuing potential acquisition opportunities, including identifying a potential merger candidate in the cinema industries.

As of the date of this report, we have conducted business acquisition negotiation with multiple companies through the Company or through our subsidiary. We have identified one such candidate and reached letter of intent. To date, we have not entered into any definitive agreements in connection with a merger or other transaction.

Our independent accountants have expressed a “going concern” opinion on our December 31, 2024 and 2023 audited financial statements.

Our management and affiliated parties hold a majority of the Company’s outstanding shares. As of March 31, 2025, our largest shareholder, whose director also serves as our Chief Executive Officer, beneficially owned approximately 93.26% of the Company’s outstanding shares. As a result, management has the ability to control or significantly influence the outcome of substantially all matters requiring shareholder approval, including the election of directors and the authorization of major corporate transactions.

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

The Company entered into promissory notes (each a “Note” and collectively the “Notes”) with related parties, namely Terayco Enterprises, LTD. (“Terayco”) and A. Terry Ray (“Terry Ray”). Subsequent to December 31, 2024, the Company repaid $10,000 of the March 31, 2025, note payable to VentureVest Capital Corporation and created a new note on January 8, 2025 for $24,000. See “NOTE 4 – RELATED PARTY TRANSACTIONS ” for details. Following the Purchase Agreement, Terry Ray, VentureVest Capital Corporation, and Terayco (the “Lenders”) each entered into a debt forgiveness agreement with the Company. As of the date of this report, the entire outstanding principal and all accrued interest owed by the Company to the Lenders have been forgiven, and the Notes are deemed null and void.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations for the Three months Ended March 31, 2025, compared to the Three months Ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, we did not earn any revenue.

Operating Expenses

For the three months ended March 31, 2025 and 2024, we had general and administrative expenses of $21,901 and $5,790, respectively, representing an increase of $16,111 or 378.26% . The increase in the current period was primarily attributable higher overhead expenses as a result of change in control of registrant.

Net Loss

For the three months ended March 31, 2025 and 2024, our net loss was $21,901 and $5,790, respectively.

Liquidity and Capital Resources

Our cash balance at March 31, 2025 was $0. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Lei He, who has agreed to advance funds for operations, however there is no formal commitment, arrangement, or legal obligation to advance or loan funds to us.

Operating Activities

Net cash used in operating activities was $21,901 for the three months ended March 31, 2025, compared with $6,790 used for operating activities during the three months ended March 31, 2024.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2025 or 2024.

Financing Activities

During the three months ended March 31, 2025, we used $10,000 to repay related party debt. During the three months ended March 31, 2024, we used $3,000 to repay related party loans..

Going Concern

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations, and a stockholders’ deficit of $0 with an accumulated deficit of $208,950 at March 31, 2025. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures during the three months ended March 31, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2024, our management has assessed the effectiveness of our internal control over financial reporting , and concluded that it is not effective because of the material weakness described below:

-

We have limited resources and insufficient segregation of duties. Specifically, the Company was unable to generate all necessary disclosures required for inclusion in our filings with the Securities and Exchange Commission.

-	The Company has not established an audit committee and lacks formal documentation of its internal control processes.

The Company plans to put in more resources to strengthen the internal control environment and plans to enhance the communication with external consultants. Our remediation efforts are ongoing and are subject to continued management review supported by ongoing design and testing. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions. Notwithstanding the material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	S-1	333-236117	3.1	2020-01-28

3.2	Amended and Restated Articles of Incorporation	8-K	000-56423	3.1	2025-05-15

3.3	Current By-Laws	8-K	000-56423	3.2	2025-05-15

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIAGE HOUSE EVENT CENTER, INC.

Date: May 27, 2025	/s/ Lei He
Lei He
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)